Form 10QSB
period 2007-11-30
Kushi Resources Inc
filed 2008-02-20
CIK 1405286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                                November 30, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file number     000-53008

KUSHI RESOURCES INC.
(Exact name of small business issuer as specified in its charter)

Nevada	00-0000000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2215 South West Marine Drive, Vancouver, British Columbia, V6P 6C1, Canada
(Address of principal executive offices)
778-835-9200
(Issuer’s telephone number)
n/a
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 [    ] Yes         [ X ]  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ X ] Yes         [    ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at February 19, 2008
common stock - $0.001 par value	5,230,000

Transitional Small Business Disclosure Format (Check one):    Yes   [   ]     No   [ X ]

Page - 1

PART I – FINANCIAL INFORMATION

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	November 30,	February 28,
	2007	2007
	(Unaudited)
ASSETS

Current assets:

Cash	$9,631	$38,657

Total assets	$9,631	$38,657

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:

Accounts payable	$4,705	$-
Accrued administrative fees	2,000	1,000
Accrued exploration fees	-	2,500
Accrued professional fees	5,901	500
Due to related party	500	500

Total liabilities	13,106	4,500

Commitments and contingencies

Stockholders' (deficit) equity:
Common stock; authorized 75,000,000; $0.001 par value; 5,230,000
issued and outstanding at November 30 and February 28, 2007	5,230	5,230
Additional paid in capital	51,270	51,270
Deficit accumulated during the exploration stage	(59,975)	(22,343)

Total stockholders' (deficit) equity	(3,475)	34,157

Total liabilities and stockholders' (deficit) equity	$9,631	$38,657

The accompanying notes are an integral part of these financial statements

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
UNAUDITED

					From
	Three Months Ended		Nine Months Ended		October 3, 2005
	November 30,		November 30,		(Inception) to
	2007	2006	2007	2006	November 30, 2007

Operating Expenses:

Administrative	$1,242	$-	$5,270	$-	$6,270
Bank charges and interest	30	23	65	182	315
Donated rent	-	750	-	2,250	4,000
Donated services	-	1,500	-	4,500	8,000
Exploration and development costs	-	-	-	1,030	7,768
Professional fees	9,998	-	32,297	-	32,797
Regulatory	-	100	-	100	825

Net loss for the period	$(11,270)	$(2,373)	$(37,632)	$(8,062)	$(59,975)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding:
Basic and diluted	5,230,000	5,322,308	5,230,000	5,340,836

The accompanying notes are an integral part of these financial statements

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
UNAUDITED

			From
	Nine Months Ended		October 3, 2005
	November 30,		(Inception) to
	2007	2006	November 30, 2007

Cash flow from operating activities:
Net loss	$(37,632)	$(8,062)	$(59,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated rent and services	-	6,750	12,000
Changes in operating assets and liabilities:
Accounts payable	4,705	95	4,705
Accrued adminitrative fees	1,000	-	2,000
Accrued exploration fees	(2,500)	-	-
Accrued professional fees	5,401	-	5,901
Due to related party	-	-	500

Net cash used in operating activities	(29,026)	(1,217)	(34,869)

Cash flows from financing activities
Cash from issuance of common stock	-	-	44,500
Cash paid on cancellation of common stock	-	(5,250)	(1,200)
Cash from issuance of common stock	-	5,250	5,250
Cash paid on cancellation of common stock	-	-	(4,050)

Net cash provided by financing activities	-	-	44,500

(Decrease) increase in cash during the period	(29,026)	(1,217)	9,631

Cash, beginning of period	38,657	44,319	-

Cash, end of period	$9,631	$43,102	$9,631

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these financial statements

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2007
(UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Nature of Operations

Kushi Resources Inc. (“Kushi”) was incorporated on October 3, 2005, under the laws of the State of Nevada. Kushi’s principal business is the acquisition and exploration of mineral resources in northern British Columbia, Canada.  Kushi has not presently determined whether its properties contain mineral reserves that are economically recoverable.  Kushi has not commenced significant operations and is considered an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 Accounting and Reporting by Development Stage Enterprises.  In these notes, the terms “Company”, “we”, “us” or “our” mean Kushi.

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars.

The accompanying unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in the report on Form SB-2 of Kushi Resources Inc. for the year ended February 28, 2007.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods have been made and are of a normal, recurring nature.  Operating results for the three and nine months ended November 30, 2007 are not necessarily indicative of the results that may be expected for any interim period or the entire year.  For further information, these financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended February 28, 2007 included in the Company’s report on Form SB-2.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits.  At November 30, 2007 and February 28, 2007, the Company had approximately $10,000 and $39,000, respectively in cash that was not insured.  This cash is on deposit with a major chartered Canadian bank.  The Company has not experienced any losses in cash balances and does not believe it is exposed to any significant credit risk on cash and cash equivalents.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements.   SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements.  The Company adopted SFAS 157 on March 1, 2007 and the adoption did not have a material impact on our financial statements.

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2007
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued

In July 2006, the issued FASB Interpretation No. 48 (“FIN 48”), "Accounting for Uncertainty in Income Taxes". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes”.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We adopted the provisions of FIN 48 on March 1, 2007.  FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS 109.  Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.  The adoption of FIN 48 did not have an impact on our financial position and did not result in unrecognized tax benefits being recorded.  Accordingly, no corresponding interest and penalties have been accrued.  We file income tax returns in the U.S. federal jurisdiction.  There are currently no federal or state income tax examinations underway for these jurisdictions.  We do however have prior year net operating losses which remain open for examination.

The adoption of new accounting standards with effective dates subsequent to November 30, 2007 are not expected to have a material impact on the financial statements.

NOTE 3 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has not generated any revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations.  The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to locate profitable mineral properties, generate revenues from its mineral production and control production costs.  Based upon current plans, the Company expects to incur operating losses in future periods.  At November 30, 2007, the Company had accumulated losses of $59,975 since inception.  This factor raises substantial doubt regarding the Company’s ability to continue as a going concern.  There is no assurance that the Company will be able to generate revenues in the future.  These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2007
(UNAUDITED)

NOTE 4 - RELATED PARTY TRANSACTIONS

We recognized donated rent at $250 per month and donated services provided by our President at $500 per month until January 31, 2007.  Between March 1, 2006 and November 30, 2006 we recognized $2,250 in donated rent and $4,500 in donated services and for the period from October 3, 2005 (inception) to November 30, 2007 we recognized $4,000 in donated rent and $8,000 donated services.  Subsequent to January 31, 2007, these services were contracted out at $1,000 per quarter to a non-related company.

At November 30, 2007 and February 28, 2007, we were indebted to our director in the amount of $500, for an expense he paid on our behalf.

All of the Company’s mineral claims are registered in the name of the President of the Company and pursuant to a trust agreement are held in trust on behalf of the Company (see Note 5).

On November 28, 2005, the Company issued 3,000,000 common shares to its President and on February 28, 2006, the Company issued a total of 25,000 common shares to relatives of its President (see Note 6).

NOTE 5 - MINERAL PROPERTIES

On January 30, 2006, the Company staked a mineral claim near Atlin, British Columbia, Canada, comprising an area of 410.65 hectares.  The Company is required to incur approximately $1,643 (CDN$1,643) each year on or before January 30, 2008 and 2009 and approximately $3,285 (CDN$3,285) on or before January 30, 2010 and each year thereafter in exploration expenditures or pay the equivalent sum in cash in lieu of work, in order to retain title to the claims (see Note 4).

NOTE 6 - COMMON STOCK

On November 28, 2005, the Company issued 3,000,000 common shares at $0.001 per share for cash of $3,000 to its President (see Note 4).

On January 30, 2006, the Company issued 1,900,000 common shares at $0.01 per share for cash of $19,000.

On February 28, 2006, the Company issued 450,000 common shares at $0.05 per share for cash of $22,500. 25,000 of these shares were issued to relatives of the President (see Note 4).

On November 10, 2006, the Company purchased and removed from the issued and outstanding 75,000 and 30,000 common shares at their original sale price of $0.05 and $0.01 respectively, per share.  No gain or loss was recognized on this transaction.

On November 10, 2006, the Company purchased and cancelled 120,000 common shares at their original sale price of $0.01 per share. No gain or loss was recognized on this transaction.

On November 10, 2006, the Company issued 105,000 common shares from treasury at $0.05 per share for proceeds of $5,250.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

Certain information included in this Form 10-QSB and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral or written statements made by us or on our behalf), may contain forward-looking statements about our current and expected performance trends, growth plans, business goals and other matters.  These statements may be contained in our filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers.  Words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should,” and similar expressions are intended to identify forward-looking statements.  These statements, and any other statements that are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time (the “Act”).

In connection with the “safe harbor” provisions of the Act, we have identified and filed important factors, risks and uncertainties that could cause our actual results to differ materially from those projected in forward-looking statements made by us, or on our behalf (“Risk Factors” included in our Form SB-2 filed on January 8, 2008).  These cautionary statements are to be used as a reference in connection with any forward-looking statements.  The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.  Because of these factors, risks and uncertainties, we caution against placing undue reliance on forward-looking statements.  Although we believe that the assumptions underlying forward-looking statements are reasonable, any of the assumptions could be incorrect, and there can be no assurance that forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date on which they are made.  We do not undertake any obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward-looking statement was made.

General

This discussion and analysis should be read in conjunction with our interim unaudited financial statements and related notes included in this Form 10-QSB and the audited financial statements and related notes thereto included in our Form SB-2 filed on January 8, 2008.  The inclusion of supplementary analytical and related information herein may require us to make appropriate estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole.

Kushi Resources Inc. means “we”, “us” or “our” and will be referred to as such throughout the balance of this document.

Our principal business is the acquisition and exploration of mineral resources in northern British Columbia, Canada.  We have not presently determined whether our properties contain mineral reserves that are economically recoverable.  We have not commenced significant operations and are considered an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 Accounting and Reporting by Development Stage Enterprises.

We have no operations and if our mineral claim is not successfully developed we will not earn any revenues.

Overview

Our mineral claims are in the Atlin mining district of northwest British Columbia, Canada.  We staked the Bee Peak Claim (the “Claim”) ourselves on January 30, 2006.  The mineral tenure number is 526773 and the total area of the Claim is 410.65 hectares.

Our Claim is presently in good standing and we plan to commence the first phase of our three phase exploration program in June 2008.

Critical Accounting Policies and Estimates

An appreciation of our critical accounting policies is necessary to understand our financial results.  These policies may require that we make difficult and subjective judgments regarding uncertainties, and as a result, such estimates may significantly impact our financial results.  The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes.  Other than our accounting for mineral property costs, our critical accounting policies do not involve the choice between alternative methods of accounting.  We have applied our critical accounting policies and estimation methods consistently.

Page - 8

Mineral Property Costs

We have been in the exploration stage since inception on October 3, 2005 and have not yet realized any revenues from our planned operations.  We are primarily engaged in the acquisition and exploration of mining properties.  We expense mineral property exploration costs as they are incurred.  Mineral property acquisition costs are initially capitalized, when incurred, using the guidance in the Emerging Issues Task Force (“EITF”) 04-02, Whether Mineral Rights are Tangible or Intangible Assets.  We assess the carrying costs for impairment under SFAS No. 144, Accounting for Impairment or Disposal of Long Lived Assets at each fiscal quarter end.  An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property.  Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value.  During the nine months ended November 30, 2007 and 2006, and from inception (October 3, 2005) to November 30, 2007, we expensed $0, $1,030 and $7,768 respectively, in mineral property exploration and development costs.

Once we have determined that a mineral property can be economically developed, as a result of establishing proven and probable reserves, the costs then incurred to develop such property, will be capitalized.  Such costs will be amortized using the units-of-production method over the estimated life of the probable reserves.  If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Foreign Currency Translation

Our functional and reporting currency is the United States dollar.  Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 Foreign Currency Translation, using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income.  Foreign currency transactions are primarily undertaken in Canadian dollars.  We have not to the date of this filing, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Financial Instruments

Foreign Exchange Risk

We are subject to foreign exchange risk for transactions denominated in foreign currencies.  Foreign currency risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar.  We do not believe that we have any material risk due to foreign currency exchange.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash deposits.  On November 30, 2007, we had approximately $10,000 in cash that was not insured.  This cash is on deposit with a large chartered Canadian bank.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of this financial institution.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

Recent Accounting Pronouncements

Refer to Note 2, of our Notes to the Financial Statements filed on January 8, 2008 on our Form SB-2, for a discussion of our recent accounting standards and pronouncements.  The following accounting pronouncements were adopted subsequent to February 28, 2007:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements.  The Company adopted SFAS 157 on March 1, 2007 and the adoption did not have a material impact on our financial statements.

In July 2006, the issued FASB Interpretation No. 48 (“FIN 48”), "Accounting for Uncertainty in Income Taxes". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes”.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Page - 9

We adopted the provisions of FIN 48 on March 1, 2007.  FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS 109.  Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.  The adoption of FIN 48 did not have an impact on our financial position and did not result in unrecognized tax benefits being recorded.  Accordingly, no corresponding interest and penalties have been accrued.  We file income tax returns in the U.S. federal jurisdiction.  There are currently no federal or state income tax examinations underway for these jurisdictions.  We do however have prior year net operating losses which remain open for examination.

Plan of Operation

Exploration Plan

Our plan of operation for the next 12 months is to complete the following objectives within the time periods specified, subject to obtaining any additional funding necessary for the continued exploration of the Bee Peak Claim.  We do not have enough funds to complete our proposed three phase mineral exploration program, which we plan to complete in the summer of 2010 if the results of our Phase One and Phase Two exploration programs are encouraging.  The following is a brief summary of our three phase mineral exploration program.

1.
The anniversary date of the Bee Peak Claim was is January 30, 2008, we paid $1,643 (CDN $1,650) to the Province of British Columbia, in lieu of filing exploration expenses, in order to keep the Bee Peak Claim in good standing until January 30, 2009.

2.
As recommended by our consulting geological technician, we plan to conduct Phase One of the mineral exploration program starting in June 2008.  Phase One is expected to cost approximately $26,000 (CDN$26,000).  We will conduct a review of the available geochemical data for the region to help focus exploration initiatives, including the Regional Geochemical Survey data from the area close to the Bee Peak Claim.  Next, a suitably equipped and experienced prospecting team will helicopter onto the Bee Peak Claim and will stay for a period of 14 days.  During this period the crew will generally survey the Bee Peak Claim seeking any outcroppings and locating streams.  An outcropping is a part of a rock formation that appears above the surface of the surrounding land.  The crew will use global positioning equipment and take a total of 80 samples, including rock, stream sediment, and stream sediment panned concentrate samples.  All samples will be bagged and tagged for location, date and time for later analysis.  After this period is over the crew will return to Atlin by helicopter.

3.
The samples obtained during Phase One of the mineral exploration program will be analyzed and considered with reference to the regional database.  We will review the results of Phase One in the winter of 2008.  We will engage a consulting geologist to interpret the results of Phase One.  If we are able to identify favorable rock formations and structures with elevated metal values we will plan and conduct Phase Two of the mineral exploration program.

4.
If Phase Two of the mineral exploration program were to proceed, our consulting geological technician has indicated that we should budget approximately $65,000 (CDN $65,000) for Phase Two, but depending on efficiencies, field conditions and the scope of surveys, and trenching, the budget may be closer to $150,000 (CDN $150,000).  If we proceed with Phase Two we would do so between June and September 2009.  A prospector and geologist will helicopter onto the Bee Peak Claim and will stay for a period of 10 days.  During this period the crew will use global positioning equipment and will obtain 50 samples from locations that are to be determined during the Phase One review.  All samples will be bagged and tagged for location, date and time for later analysis.  Also, the program will include further rock and soil geochemistry sampling, a limited amount of trenching using hand tools and dynamite, additional geochemical sampling, and simple geophysical survey methods.  After this period is over the crew will return to Atlin by helicopter.

5.
In the case that Phase Two of the mineral exploration program takes place, we will review the results in the winter of 2009.  If we are able to continue to confirm elevated metal values at specific hand drilled targets we will consider Phase Two a success and would plan for Phase Three of the mineral exploration program.  Phase Three is expected to cost at least $191,000 (CDN $191,000) and will be speculative, depending on the location and configuration of the mineral zones.  It is likely that further geophysical surveys with different techniques or more densely spaced observations will be required to assist in designing a program of diamond drill holes to test the deeper potential of the best parts of the Bee Peak Claim.  Costs, including, the cost of a limited drilling campaign, are difficult to estimate but in a somewhat remote area like the Been Peak Claim are likely to be fairly high.  At this stage, we would seek to link with a major resource company in a joint venture relationship in recognition of financing requirements.  If we go ahead with Phase Three it would commence in June 2010.

Page - 10

At November 30, 2007, we had a cash balance of $9,631.  We will have to raise additional funds some time prior to June 2008 so that Phase One of the mineral exploration program can commence in June 2008.

During the next 12 months, we do not anticipate generating any revenue and additional funds will be required.  The additional funding will come from equity financing from the sale of our common stock or sale of part of our interest in the Bee Peak Claim.  If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in Kushi.  We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund the mineral exploration program.  In the absence of such financing, our business will fail.

We may consider entering into a joint venture partnership by linking with a major resource company to provide the required funding to complete Phase Three of the mineral exploration program.  We have not undertaken any efforts to locate a joint venture partner for Phase Three.  If we enter into a joint venture arrangement, we will assign a percentage of our interest in the Bee Peak Claim to the joint venture partner.

Based on the nature of our business, management anticipates incurring operating losses in the foreseeable future.  We base this expectation, in part, on the fact that very few mineral claims in the exploration stage ultimately develop into producing, profitable mines.  Our future financial results are also uncertain due to a number of factors, some of which are outside our control.  These factors include, but are not limited to:

a)	our ability to raise additional funding;
b)	the market price for minerals;
c)	the results of our proposed exploration programs on the Bee Peak Claim; and
d)	our ability to find joint venture partners for the development of our interest in the Bee Peak Claim.

Due to our lack of operating history and present inability to generate revenues, our auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern.  Even if we complete our current exploration program and are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve.

Transportation Purchase Plan

The transportation costs of Phase One are comprised of helicopter service from Atlin to the Bee Peak Claim.  For Phase One, $6,900 (CDN$6,900) will be budgeted to allow for four hours of helicopter trips from Atlin, British Columbia to the Bee Peak Claim and for travel expenses to review files at the Geological Survey Branch in Victoria and Vancouver, British Columbia.  Also included in the budget will be the mobilization costs to and from the Atlin mining district.

Equipment Purchase Plan

We will purchase camp equipment and prospecting supplies for Phase One.  The expected cost of the camp equipment such as tents, stove, and other typical camping equipment will be $1,000 (CDN$1,000).

Consumable Purchase Plan

We will purchase consumables including groceries and propane to provide for two persons for 14 days for Phase One of the mineral exploration program.  The expected cost of these consumables will be $1,000 (CDN$1,000).

Page - 11

Employee hiring (Labor) Plan

We will not hire any employees.  We will use two consulting prospectors to perform Phase One of the mineral exploration program.  The expected cost of each prospector is $330 (CDN $330) per day.  We have budgeted to pay each prospector for 14 days to conduct Phase One plus additional wages to complete a review of the regional database.  The expected cost of labor for Phase One will be $10,300 (CDN $10,300).

Sample Analysis Plan

We plan to allow for the analysis for up to 80 samples.  The estimated cost of each sample is $20 (CDN $20) per sample.  The expected cost for sample analysis will be $1,600 (CDN $1,600) for the Phase One exploration program.  Also, we will budget for $1,000 (CDN $1,000) for the assembling and reporting results of the field work and an additional $500 (CDN $500) for the purchase of maps, air photographs and publications to be reviewed in conjunction with the regional database.

Phase One Exploration Cost Review

The costs described above, which include transportation, equipment, consumables, labor, and sample analysis, make up the entire cost of Phase One of the mineral exploration program.  All the costs described above are estimated so we have provided for a 15% contingency allowance for unanticipated and wrongly estimated costs.  The table below summarizes the cost estimate for Phase One of the mineral exploration program.

Phase One Exploration Items	Cost Estimate
Transportation	$ 6,900
Equipment	1,000
Consumables	1,000
Labor	10,300
Sample Analysis	3,100
Contingency (15%)	3,345
Phase One Total	$ 25,645

Accounting and Audit Plan

We intend to continue to have our outside consultant assist in the preparation of our quarterly and annual financial statements and have these financial statements reviewed or audited by our independent auditor.  Our outside consultant is expected to charge approximately $1,000 to prepare our quarterly financial statements and approximately $1,250 to prepare our annual financial statements.  Our independent auditor is expected to charge approximately $1,250 to review our quarterly financial statements and approximately $4,000 to audit our annual financial statements.  In the next 12 months, we anticipate spending approximately $12,000 to pay for our accounting and audit requirements.

Risks and Uncertainties

There are a number of known material risks and uncertainties that are reasonably likely to have a material impact on our revenues, operations, liquidity and income over the short and long term.  The primary risk that we face over the long term is that the Bee Peak Claim may not contain a commercially viable mineral deposit.  If the Bee Peak Claim does not contain a commercially viable deposit this will have a material effect on our ability to earn revenue and income as we will not be able to sell any minerals.

Page - 12

There are a number of industry-wide risk factors that may affect our business.  The most significant industry-wide risk factor is that mineral exploration is an inherently risky business.  Very few exploration companies go on to discover economically viable mineral deposits or reserves that ultimately result in an operating mine.  In order for us to commence mining operations we faces a number of challenges, which include finding qualified professionals to conduct our proposed mineral exploration program, obtaining adequate financing to continue our proposed mineral exploration program, locating a viable ore body, partnering with a senior mining company, obtaining mining permits, and ultimately selling minerals in order to generate revenue.

Another important industry-wide risk factor is that the price of commodities can fluctuate based on world demand and other factors.  For example, if the price of a mineral were to dramatically decline this could make any ore we have on the Bee Peak Claim uneconomical to mine.  We and other companies in the mineral exploration business are relying on a price of ore that will allow us to develop a mine and ultimately generate revenue by selling minerals.

Additionally, because the Bee Peak Claim is in a remote region of Canada and in an area of inclement weather we face risks and uncertainties relating to the operation of our proposed mineral exploration program.  This presents both a short and long term risk to us in that poor weather could delay the proposed mineral exploration program and prevent us from exploring the Bee Peak Claim as planned.  This is a risk shared by many exploration companies in the same business.  We have the ability to monitor weather predictions and can preserve capital by not sending exploration crews out in poor weather conditions.  However, such weather delays could cause us to not be able to explore the Bee Peak Claim and not be able to file valid exploration work with the Province of British Columbia.  Failure to file valid exploration work would mean we would have to pay the Province of British Columbia in lieu of exploration in order to keep title to the Bee Peak Claim.  Payments in lieu of exploration are generally not an efficient use of funds since it does not advance the understanding of a potential mineral deposit.  However, these payments are sometimes required in our business.

Finally, we face a risk of not being able to finance our proposed mineral exploration program.  With each unsuccessful attempt at locating a commercially viable mineral deposit we become more and more unattractive in the eyes of investors.  Currently, we do not have sufficient funds to complete Phase One of our proposed mineral exploration program.  We will need to raise the additional financing to complete our proposed mineral exploration program.  Without adequate financing we cannot operate exploration programs.  However, this risk is faced by all exploration companies and it is not unique to us.

Operations Review

During the nine months ended November 30, 2007, we had a net loss of $37,632.  As of November 30, 2007, our current assets consisted of cash of $9,631.  When this cash balance is offset against our current obligations of $4,705 in accounts payable, $2,000 in accrued administrative fees, $5,901 in accrued professional fees and $500 that is due to Rajan Rai, we are left with negative working capital of $3,475.  We believe our cash position as of the date of this filing is inadequate to satisfy our working capital needs.  Over the next twelve months we anticipate that our operating costs will be approximately $100,000.

Over the next twelve months, we do not anticipate generating any revenue.  We plan to fund our operations through equity financing from the sale of our shares of common stock or through the sale of a part interest in the Bee Peak Claim.  We do not have any financing arranged and cannot provide any assurance that we will be able to raise sufficient funding from the sale of our shares of common stock or that we will be able to sell a part interest in the Bee Peak Claim, to cover our general and administrative expenses or to fund Phase One of the proposed mineral exploration program.

We may consider entering into a joint venture partnership with a major resource company to provide the required funding to complete any of the phases of the proposed mineral exploration program.  Although we have not attempted to locate a joint venture partner, if we enter into a joint venture arrangement, it would assign a percentage of our interest in the Bee Peak Claim to our joint venture partner.

Related-Party Transactions

At November 30, 2007, we were indebted to our director in the amount of $500, for an expense he paid on our behalf.  We do not have any loans to our director and we do not have any commitments in place to pay any administrative or director’s fees to any related party.  From inception to the date of this filing our director performed his services without compensation and at the date of this filing we have not determined how our director will be compensated.

Our Claim is registered in the name of our director and pursuant to a trust agreement is held in trust on our behalf.

Page - 13

Results of Operations

Comparison of the three and nine months ended November 30, 2007 and 2006.

Overall Results of Operations

During the nine months ended November 30, 2007, we had a net loss of $37,632 primarily due to professional fees.  For the period October 3, 2005 (inception) to November 30, 2007, we had a net loss of $59,975 primarily due to administrative and professional fees.  Over the next twelve months we expect our operating losses to be approximately $100,000.

Revenues

We did not have any operating revenues from inception (October 3, 2005) to the date of this filing.  To date our activities have been financed through the proceeds of share subscriptions.  Due to the nature of our business we do not expect to have operating revenues within the next year.

Operating Expenses

Our operating expenses increased by $8,897 from $2,373 for the three months ended November 30, 2006 to $11,270 for the three months ended November 30, 2007.  The increase was primarily due to an increase in professional fees of $9,998 for legal and audit fees associated with preparation of the SB-2.  During the three month period ended November 30, 2006 we recognized $2,250 in donated rent and services, as opposed to recognizing $1,242 in administrative fees during the three months ended November 30, 2007, which covered our rent, accounting and administrative services for this period.

Our operating expenses increased by $29,570 from $8,062 for the nine months ended November 30, 2006 to $37,632 for the nine months ended November 30, 2007.  The increase was primarily due to and increase of $32,297 for professional fees that covered legal and audit fees associated with preparing the SB-2.  During the nine month period ended November 30, 2006 we recognized $6,750 in donated rent and services, as opposed to recognizing $5,270 in administrative fees during the nine months ended November 30, 2007, which covered our rent, accounting and administrative services for this period.  During the nine month period ended November 30, 2007 we did not have any exploration or development costs, however during the nine months ended November 30, 2006 we spent $1,030 on exploration and development costs.

Over the next twelve months we anticipate that our operating costs will be approximately $100,000, which includes the estimated cost of Phase One of our mineral exploration program of $26,000 (CDN$26,000) and $6,000 in administration costs and professional fees, related to filing requirements, of $50,000.

Off-Balance-Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.  We do not have any non-consolidated, special-purpose entities.

Liquidity, Capital Resources and Financial Position

For the Nine Months Ended November 30, 2007

At November 30, 2007, we had a cash balance of $9,631 and used $29,026 in cash for operations.  To date we have funded our operations with cash that we received from the sale of our common stock.

In the notes to our November 30, 2007 financial statements, we disclose our uncertain ability to continue as a going concern.  We have not and do not expect to generate any revenues to cover our expenses while we are in the exploration stage and as a result we have accumulated a deficit of $59,975 since inception.  At November 30 2007, we had $13,106 in current liabilities, when our current liabilities are offset against our current assets of $9,631 we are left with a working capital deficit of $3,475.  Our ability to achieve and maintain profitability and positive cash flows is dependent upon our ability to locate profitable mineral properties, generate revenues from our mineral production and control production costs. Based upon current plans, we expect to incur operating losses in future periods.  These factors raise substantial doubt regarding our ability to continue as a going concern.  There is no assurance that we will be able to generate revenues in the future.  Our financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.  While we have successfully generated sufficient working capital through the sale of common stock to the date of this filing and we believe that we can continue to do so for the next year, there are no assurances that we will succeed in generating sufficient working capital through the sale of common stock to meet our ongoing cash needs.

Page - 14

 Net Cash Used In Operating Activities

Net cash used in operating activities during the nine months ended November 30, 2007, was $29,026.  We incurred operating costs of $37,632 as a result of increases in accounts payable of $4,705, accrued administrative fees of $1,000, and accrued professional fees of $5,401.  These increases were offset by payment of $2,500 in exploration fees.

Net Cash Used in Investing Activities

We did not have any investing activities during the nine months ended November 30, 2007.

Net Cash Provided By Financing Activities

We did not have any financing activities during the nine months ended November 30, 2007.

Contingencies and Commitments

We did not have any contingencies or long-term commitments at November 30, 2007.

Contractual Obligations

We did not have any contractual obligations at November 30, 2007.

Internal and External Sources of Liquidity

To date we have funded our operations from the sale of our shares of common stock.

Internal and External Sources of Liquidity

To date we have funded our operations from the sale of our common stock.

Foreign Exchange
We are subject to foreign exchange risk for transactions denominated in foreign currencies.  Foreign currency risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar.  We do not believe that we have any material risk due to foreign currency exchange.

Inflation

We do not believe that inflation will have a material impact on our future operations.

Item 3.  Controls and Procedures.

Disclosure Controls and Procedures

Rajan Rai, Kushi’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Kushi’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act” )) as of the end of the period covered by this quarterly report (the “Evaluation Date”).  Based on such evaluation, Mr. Rai has concluded that, as of the Evaluation Date, Kushi’s disclosure controls and procedures are effective in alerting Kushi on a timely basis to material information required to be included in its reports filed or submitted under the Exchange Act.

Changes in Internal Controls

During the quarter of the fiscal year covered by this report, there were no changes in Kushi’s internal controls or, to Kushi’s knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, these controls and procedures subsequent to the date Kushi carried out this evaluation.

Page - 15

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Kushi is not a party to any pending legal proceedings and, to the best of Kushi’s knowledge, none of Kushi’s assets are the subject of any pending legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter of the fiscal year covered by this report, (i) Kushi did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) Kushi did not sell any unregistered equity securities.

Item 3.  Defaults Upon Senior Securities.

During the quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of Kushi.  Also, during this quarter, no material arrearage in the payment of dividends has occurred.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise, during the quarter of the fiscal year covered by this report.

Item 5.  Other Information.

During the quarter of the fiscal year covered by this report, Kushi reported all information that was required to be disclosed in a report on Form 8-K.

Item 6.  Exhibits

(a)	Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-QSB are incorporated by reference to Kushi’s previously filed Form SB-2.

Exhibit	Description	Status
3.1	Articles of Incorporation of Kushi Resources Inc., filed as an Exhibit to Kushi’s Form SB-2 (Registration Statement) filed on October 12, 2007 and incorporated herein by reference.	Filed
3.2	By-Laws of Kushi Resources Inc., filed as an Exhibit to Kushi’s Form SB-2 (Registration Statement) filed on October 12, 2007 and incorporated herein by reference.	Filed
10.1	Declaration of Trust, filed as an Exhibit to Kushi’s Form SB-2 (Registration Statement) filed on October 12, 2007 and incorporated herein by reference.	Filed
14	Code of Ethics, filed as an Exhibit to Kushi’s Form SB-2 (Registration Statement) filed on October 12, 2007 and incorporated herein by reference.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

Page - 16

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Kushi Resources Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

KUSHI RESOURCES INC.

By:/s/ Rajan Rai
Dated:                      February 19, 2008
Name:                      Rajan Rai
Title:                      CEO and CFO
(Principal Executive Officer,
  Principal Financial Officer,
  Principal Accounting Officer)

Page - 17

Exhibit 31

Page - 18

KUSHI RESOURCES INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Rajan Rai, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Kushi Resources Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.  The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.  The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date:  February 19, 2008

/s/ Rajan Rai
Rajan Rai
Chief Executive Officer

Page - 19

KUSHI RESOURCES INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Rajan Rai, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Kushi Resources Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.  The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.  The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date:  February 19, 2008

/s/ Rajan Rai
Rajan Rai
Chief Financial Officer

Page - 20

Exhibit 32

Page - 21

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Kushi Resources Inc. (the “Company”) on Form 10-QSB for the period ending November 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Rajan Rai, President, Chief Executive Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Rajan Rai
Rajan Rai
Chief Executive Officer

February 19, 2008

Page - 22

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Kushi Resources Inc. (the “Company”) on Form 10-QSB for the period ending November 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Rajan Rai, Chief Financial Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Rajan Rai
Rajan Rai
Chief Financial Officer

February 19, 2008

Page - 23