Form 10KSB
period 2008-02-29
Kushi Resources Inc
filed 2008-05-29
CIK 1405286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-KSB

[ X ]	ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                                      February 29, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to ____________________

Commission file number  000-53008

KUSHI RESOURCES INC.
(Name of Small Business Issuer in its charter)

Nevada	00-0000000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2215 South West Marine Drive, Vancouver, British Columbia, Canada	V6P 6C1
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  778-835-9200

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

None	N/A

Securities registered pursuant to Section 12(g) of the Act:

shares of common stock - $0.001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [ T ] Yes         [   ]  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [   ]

Page - 1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ T ] Yes         [    ]  No

State issuer’s revenues for its most recent fiscal year.                                                                                                           $nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $41,500, as of May 29, 2008

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 29, 2008
common stock - $0.001 par value	5,230,000

Documents incorporated by reference:  Exhibit 3.1 (Articles of Incorporation) and Exhibit 3.2 (By-laws) both filed as exhibits to Kushi’s registration statement on Form SB-2 filed on October 12, 2007; Exhibit 10.1 (Declaration of Trust) filed as an exhibit to Kushi’s registration statement on Form SB-2 filed on October 12, 2007; and Exhibit 14 (Code of Ethics) filed as an exhibit to Kushi’s registration statement on Form SB-2 filed on October 12, 2007.

Transitional Small Business Disclosure Format (Check one): Yes   [   ]     No   [ x ]

Page - 2

PART I

Item 1.                      Description of Business.

(a)	Business Development

Kushi Resources Inc. (“Kushi”) is a mineral exploration company and is a Nevada corporation that was incorporated on October 3, 2005.

On January 30, 2006, Kushi acquired the Bee Peak mineral claim in the Province of British Columbia, Canada (the “Bee Peak Claim”).

Rajan Rai, Kushi’s sole director and officer, has no previous experience exploring for minerals or operating a mining company.  Even if Kushi completes its proposed mineral exploration program and it is successful in identifying a mineral deposit, Kushi will have to spend substantial funds on further drilling and engineering studies before management will know if Kushi has a commercially viable mineral deposit or reserve on the Bee Peak Claim.

Under the Mineral Tenure Act (British Columbia), title to British Columbia mineral claims can only be held by individuals or British Columbia corporations.  Because of this regulation, Kushi’s sole director and officer, Rajan Rai, is holding the Bee Peak Claim in trust for Kushi until management can determine whether there is a commercially viable mineral deposit on the Bee Peak Claim.  If management determines that there is a commercially viable mineral deposit on the Bee Peak Claim management will incorporate a British Columbia subsidiary to hold title to the Bee Peak Claim and Mr. Rai will transfer the Bee Peak Claim to the subsidiary.  The transfer will be at no cost to Kushi other than the costs associated with the incorporation of the British Columbia subsidiary.

The cost of the Bee Peak Claim charged to operations by Kushi was $143, which represented the original staking costs of the Bee Peak Claim.  However, Kushi will incur much more significant expenses in order to explore the Bee Peak Claim as described in the Plan of Operation below.

In December 2006, Kushi engaged Stephen G. Diakow, a geological technician, who is familiar with the Atlin area, to develop a report on and about the Bee Peak Claim.  The report entitled “The Report on the Bee Peak Mining Claim” dated December 28, 2006 describes the Bee Peak Claim, the regional geology, the mineral potential of the Bee Peak Claim and recommendations how Kushi should explore the Bee Peak Claim (the “Report”).

The potential economic significance of the Bee Peak Claim is that according to the Report, the Bee Peak Claim is underlain by both Laberge and Sloko Group rocks in proximity to a granitic pluton and a major fault zone.  Plutonic rock is rock that forms from cooled magma deep in the Earth's crust. This geology indicates there is potential to locate gold, as the principal metallic mineral, with a list of associated minerals, including minor amounts of pyrite, tetrahedrite, chalcopyrite, and telluride minerals.

Kushi has no current plans to change its business activities from mineral exploration or to combine with another business.  It is possible that beyond the foreseeable future that if the mineral exploration efforts fail and world demand for the minerals Kushi is seeking drops to the point that it is no longer economical to explore for these minerals Kushi may need to change its business plans.  However, until Kushi encounters such a situation management intends to explore for minerals in British Columbia, Canada or elsewhere.

Kushi has not been involved in any bankruptcy, receivership or similar proceedings.  There have been no material reclassifications, mergers, consolidations or purchases or sales of a significant amount of assets not in the ordinary course of Kushi’s business.

(b)	Business of Kushi

Kushi is an exploration stage company, as defined by Statement of Financial Accounting Standard “SFAS No.7 Accounting and Reporting for Development Stage Enterprises”.  Kushi’s principal business is the acquisition and exploration of mineral resources.  Kushi has not generated any revenues from its mineral exploration activities.  Kushi has not presently determined whether the Bee Peak Claim contains mineral reserves that are economically recoverable.

The following is a summary of the Bee Peak Claim.  Kushi does not have any assets or mineral properties that are currently in production or contain a reserve.

Page - 3

Location and Access

The Bee Peak Claim is located approximately 30 kilometres (18 miles) southwest of the town of Atlin, British Columbia, Canada. The Bee Peak Claim is centered six kilometres (3.6 miles) east of Taku Arm of Tagish Lake at elevations from 1,100 metres to more that 1,500 metres (5,000 feet).

The Bee Peak Claim is located at high elevation on Engineer Mountain in a dissected plateau terrane and for practical purposes is best accessed by helicopter.  The Bee Peak Claim can also be accessed by boat.  Travel time by boat with good conditions takes approximately 1.75 hours.

The town of Atlin is situated on the east shore of Atlin Lake, in northern British Columbia, has a population of about 350 permanent residents and offers most services required in support of mineral exploration activities.

Summary of the Bee Peak Claim

The Bee Peak Claim is unencumbered and in good standing and there are no third party conditions that affect the Bee Peak Claim other than conditions defined by the Province of British Columbia described below.  The combined units make up an area of 410 hectares, which is equivalent to approximately 1,015 acres.  Kushi has no insurance covering the Bee Peak Claim.  Management believes that no insurance is necessary since the Bee Peak Claim is unimproved and contains no buildings or improvements.  The tenure number, claim name, owner, good to date, status, and area as typically recorded in British Columbia is as follows:

Tenure Number	Claim Name	Owner	Good to Date	Status	Area (Hectares)
526773	Bee Peak	201674 (100%)	2009/Jan/30	Good	410.65

There is no assurance that a commercially viable mineral deposit exists on the Bee Peak Claim.  Further exploration will be required before an evaluation as to the economic feasibility of the Bee Peak Claim can be determined.  It is management’s intention to incorporate a British Columbia subsidiary company and record the deed of ownership in the name of the subsidiary if minerals are discovered on the Bee Peak Claim and it appears that it would be economically viable to commercially mine the Bee Peak Claim.  Kushi’s consulting geological technician has written a report and provided Kushi with recommendations of how management should explore the Bee Peak Claim.  Until Kushi can validate otherwise, the Bee Peak Claim is without known reserves and management is planning a three phase mineral exploration program as recommended by Kushi’s consulting geological technician.  Kushi has not commenced any exploration or work on the Bee Peak Claim.

Conditions to Retain Title to the Bee Peak Claim

The Bee Peak Claim has an expiry date of January 30, 2009, and in order to maintain the Bee Peak Claim in good standing it will be necessary for Kushi to coordinate an agent to perform and record valid exploration work with value of CDN$4.00 per hectare in anniversary years 1, 2, and 3, and CDN$8.00 per hectare in subsequent years or pay the equivalent sum to the Province of British Columbia in lieu of work.  Failure to perform and record valid exploration work or pay the equivalent sum to the Province of British Columbia on the anniversary dates will result in forfeiture of title to the Bee Peak Claim.

History of Atlin and the Bee Peak Claim Area

Atlin, British Columbia has always been closely identified with the mining industry, having been established about 1900 as a supply base and winter home for miners and prospectors working in the nearby mines, prospects and placer gold fields.  Placer gold fields are areas where gold is found in the gravels of a mineral claim.  Placer mining continues to be an important component of the local economy and other mining ventures have become increasingly significant in recent years with several properties either in or approaching the permitting and significant financing phases.  Significant mining properties that are located in the Tulesequah River valley, 200 kilometres (120 miles) south of Atlin, are in advanced stages of exploration and approval process and are best accessed from Atlin.

Page - 4

In recent years, the Atlin mining district has been mapped by scientists from the British Columbia Ministry of Energy and Mines, who expanded on the pioneering studies of the federal Geological Survey of Canada conducted from 1957 to 1959.  The formerly enigmatic geology of the area has been rationalized and revealed in publications of the Ministry of Energy and Mines.

Mining exploration intensified during the 1970's when porphyry molybdenum deposits and uranium occurrences located west and north of Surprise Lake were explored by technical surveys and drilling.  The town of Atlin also served as a base of operations for prospecting and geological crews working in the nearby Coast Mountains and the Interior Plateau.

In 1989 and 1990 Golden Bee Minerals Inc. of Kamloops, British Columbia conducted two exploration programs on mineral claims located northeast of the Engineer Mine.  The Engineer Mine is situated close to the east shore of Tagish Lake.  These claims likely covered the Bee Peak Claim.  Golden Bee Minerals Inc. reported the presence on their claims of epitermal to hydrothermal gold-silver mineralization and the discovery of two new zones.  One zone was on Gleaner Mountain and the other one was in proximity to the Bee Peak Claim.

Present Condition of the Bee Peak Claim

Kushi has yet to explore or access the Bee Peak Claim.  However, according to the Report Kushi should expect to find patchy forest cover, with muskeg bogs in lower elevation areas that have poorly developed drainage and/or permafrost.  Management also expects to find evergreen trees, primarily spruce and pine, along the valley walls, and stands of aspen and poplar where drainage is suitable.  Grass slopes are found in many parts of the area.  Tree line is commonly at about 1,500 metres.

The Tagish Lake and Atlin districts of northwestern British Columbia experience moderately cold winters and mild summers.  Precipitation is strongly influenced by rain shadow effects, where the Coast Mountains receive heavy snowfall whereas the valleys and particularly the town of Atlin are much drier.  Summers are warm with frequent rain showers in the mountains.  Winters are cold with temperatures as low as minus 40 degrees Celsius (minus 40 degrees Fahrenheit).  Periods of cold weather are mitigated by short intervals of warm Chinook conditions.

The Atlin mining district is defined by several prominent features, such as the large fiord-like lakes, the somewhat isolated high mountains that surmount the plateau surface, and the snow and ice covered Coast Mountains that rise in the west.  Also, streams are numerous and generally fast flowing.

Currently, there is no equipment, infrastructure or electricity on the Bee Peak Claim.

Geology of the Bee Peak Claim

The Bee Peak Claim is the subject of a geological report prepared by Stephen G. Diakow, Geological Technician, dated December 28, 2006.  Mr. Diakow has not been on the Bee Peak Claim, but he is familiar with the Atlin mining district and has reviewed various government publications, maps, and reports to determine the geology of the Bee Peak Claim.

The Atlin mining district is geologically varied and complex.  It is bordered to the west by the precipitous and glacier shrouded Coast Mountains and the attendant Coast Crystalline Complex of granitic terrains.  The central portion is a deeply dissected plateau dominated by Mesozoic strata of mixed volcanic and volcanogenic formations.  The east sector is a more mature terrain underlain by Cache Creek Group sedimentary rocks of oceanic origin and farther east the underlying formations of Sylvester Group of low grade metamorphic rocks of the mid to late Paleozoic ages.

The Atlin mining district is also structurally complex, with numerous northwesterly-striking fault complexes, some of which are of crustal scale.  These fault complexes can be traced far from the Bee Peak Claim while others are splays that create imbrications of slivers of the various formation.  Early Middle Jurassic deformation resulted in substantial crustal shortening.  The geological complexity encountered in the area results at least in part form its history of several continental plate collisions followed by adjustments as plate fragments moved one against another to form the present mosaic-like configuration.

The geological setting of the Bee Peak Claim is a structurally complex area of Laberge Group and Sloko Group formations and granitic intrusions.  It is situated north of the Llewellyn fault and immediately east of the former Engineer mine.  It is located in Stikinia terrain in the southerly continuation of the Whitehorse Trough, a regional syncline.  The Bee Peak Claim appears to be underlain by Eocene Sloko Group rocks that overlie Lower Jurassic Laberge Group members, and a small plug of Coast Intrusion is shown in proximity.  The Llewellyn fault zone occurs as a series of northwest striking, steeply dipping to vertical faults strands at the contact between Mesozoic strata of the southerly continuation of the Whitehorse Trough and the metamorphosed rocks of the Boundary Ranges of the Coast Crystalline terrane.  It varies in width from some tens of metres to as much as several kilometres.  Eocene Sloko Group rocks are present in the Bee Peak Claim area only as erosional remnants and may have occupied a much larger area that was subsequently eroded.  They are heterogeneous volcanic rocks comprising basal conglomeratic sandstone, rhyolite flows, dikes and ignimbrites, dacitic and andesitic pyroclastic members, basalt, and vitrophyric tuff and breccia.

Page - 5

Competition

The mineral exploration business is an extremely competitive industry.  Kushi is competing with many other exploration companies looking for minerals.  Kushi is one of the smallest exploration companies and a very small participant in the mineral exploration business.  Being a junior mineral exploration company, Kushi competes with other similar mineral exploration companies for financing and joint venture partners.  Additionally, Kushi competes for resources such as professional geologists, camp staff, helicopters and mineral exploration supplies.

Raw Materials

The raw materials for Kushi’s proposed mineral exploration program will be items including camp equipment, sample bags, first aid supplies, groceries and propane.  All of these types of materials are readily available in either the city of Vancouver, British Columbia or the town of Atlin, British Columbia from a variety of suppliers.

Dependence on Major Customers

Kushi has no customers.

Patents/Trade Marks/Licences/Franchises/Concessions/Royalty Agreements or Labour Contracts

Kushi does not currently own any patents or trade marks.  Also, Kushi is not party to any license or franchise agreements, concessions, royalty agreements or labor contracts arising from any patents or trade marks.

Government Controls and Regulations

Kushi will be required to comply with all regulations defined in the Mineral Tenure Act (British Columbia).  The Act is well defined by the Province of British Columbia and is available from Kushi upon request.

Kushi’s business could be adversely affected by new government regulation such as controls on imports, exports and prices, new forms or rates of taxation and royalties.  Kushi’s business could also be adversely affected by regulatory inquiries or investigations into Kushi’s business operations.

There are several governmental regulations that materially restrict the use of minerals.  Under the applicable legislation and regulations, to engage in certain types of exploration will require work permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the mineral claims.  Also, to operate a working mine, the regulatory bodies that govern may require an environmental review process.

In addition, the legal and regulatory environment that pertains to the exploration of minerals is uncertain and may change. Uncertainty and new regulations could increase Kushi’s costs of doing business and prevent Kushi from exploring for mineral deposits.  This could also delay the growth in any potential demand for such mineral deposits and limit Kushi’s ability to generate revenues.   In addition to new laws and regulations being adopted, existing laws may be applied to mining or mineral exploration that has not yet been applied.  These new laws may increase Kushi’s cost of doing business with the result that its financial condition and operating results may be harmed

The effect of the existing regulations on Kushi’s business is that Kushi is able to carry out its proposed mineral exploration program as Kushi has described in this prospectus.  However, it is possible that a future government could change the regulations that could limit Kushi’s ability to explore the Bee Peak Claim, but management believes this is highly unlikely.

Costs and Effects of Compliance with Environmental Laws

Kushi currently has not costs to comply with environmental laws concerning its proposed mineral exploration program.

Expenditures on Research and Development During the Last Two Fiscal Years

Kushi has not incurred any research or development expenditures since its inception on October 3, 2005.

Kushi is not currently conducting any research and development activities.

Page - 6

Number of Total Employees and Number of Full Time Employees

Kushi does not have any employees other than Rajan Rai, its sole director and officer.  Management intends to retain the services of independent geologists, prospectors and consultants on a contract basis to conduct the exploration programs on the Bee Peak Claim starting in June 2008 and as required thought the course of Kushi’s proposed mineral exploration program.  The funds that will be used to pay for the independent geologist, prospectors and consultants will be the funds that already exist in Kushi’s corporate treasury and from funds that Kushi may have to raise in the future.  A detailed explanation of when additional funds will be required can be located in the proposed mineral exploration program described below.

RISK FACTORS

Kushi’s business, operating results and financial condition could be seriously harmed due to any of the following known material risks.  You should consider each of the following risk factors and the other information in this Annual Report, including Kushi’s financial statements and the related notes, in evaluating Kushi’s business and prospects.  The risks and uncertainties described below are not the only ones that impact on Kushi’s business.  Additional risks and uncertainties not presently known to Kushi or that Kushi currently considers immaterial may also impair its business operations.  If any of the following risks actually occur, Kushi’s business and financial results could be harmed.  In that case, the trading price of Kushi’s Shares of common stock could decline.

Risks associated with Kushi:

1.	If Kushi does not obtain financing, its business plan will fail.

Kushi’s current operating funds are insufficient to complete Phase One of the proposed mineral exploration program on the Bee Peak Claim.  Kushi will need to obtain financing in order to complete its mineral exploration program, which calls for significant expenses in connection with the exploration of the Bee Peak Claim.  Kushi has not made arrangements to secure any financing.

2.	As a result of Kushi’s auditors expressing substantial doubt about Kushi’s ability to continue as a going concern, Kushi may find it difficult to obtain additional financing.

The accompanying financial statements have been prepared assuming that Kushi will continue as a going concern.  As discussed in Notes 1 and 3 to the financial statements, Kushi was incorporated on October 3, 2005 and does not have a history of earnings, and as a result, Kushi’s auditors have expressed substantial doubt about its ability to continue as a going concern. Continued operations are dependent on Kushi’s ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms.  Kushi’s financial statements do not include any adjustments that may result from the outcome of this uncertainty.

3.	As a result of Kushi only recently commencing business operations, Kushi faces a high risk of business failure.

Kushi has not begun the Phase One exploration program on the Bee Peak Claim, and thus has no way to evaluate the likelihood whether Kushi will be able to operate its business successfully.  Kushi was incorporated on October 3, 2005 and to date has been involved primarily in organizational activities, acquiring the Bee Peak Claim and obtaining financing.  Kushi has not earned any revenues and has never achieved any profitability as of the date of this prospectus.  Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises.  The likelihood of success must be considered in the light of problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that Kushi plans to undertake.  These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates.  Kushi has no history upon which to base any assumption as to the likelihood that its business will prove successful, and management can provide no assurance to investors that Kushi will generate any operating revenues or ever achieve profitable operations.  If Kushi is unsuccessful in addressing these risks its business will likely fail and you will lose your entire investment in this offering.

Page - 7

4.
As a result of only recently commencing business operations, management expects that Kushi will continue to incur operating losses for the foreseeable future, which in effect will cause Kushi to run out of working capital.

Kushi has never earned any revenue and has never been profitable.  Prior to completing any exploration on the Bee Peak Claim, Kushi may incur increased operating expenses without realizing any revenues from the Bee Peak Claim.  As a result, Kushi could run out of working capital and its business could fail, and you would lose your entire investment in this offering.

5.	Management has no experience in the mineral exploration business, and as a result management may make mistakes, which could cause Kushi’s business to fail.

Kushi’s sole officer and director, Rajan Rain, has no previous experience operating an exploration or a mining company and because of this lack of experience Mr. Rai may be prone to errors.  Mr. Rai lacks the technical training and experience with exploring for, starting, or operating a mine.  With no direct training or experience in these areas Mr. Rai may not be fully aware of the many specific requirements related to working in this industry.  Mr. Rai’s decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use.  Consequently, Kushi’s operations, earnings, and ultimate financial success could suffer irreparable harm due to Mr. Rai’s lack of experience in this industry.

6.	Kushi does not expect to pay dividends in the foreseeable future.

Kushi has never paid cash dividends on its shares of common stock and has no plans to do so in the foreseeable future.  Kushi intends to retain earnings, if any, to develop and expand its business operations.

7.	Kushi’s sole director and officer owns a majority of Kushi’s common stock, and as a result has the ability to override the interests of the other shareholders.

Rajan Rai, the sole director of Kushi, owns 57.4% of Kushi’s outstanding shares of common stock.  As a result, investors may find the corporate decisions influenced by Mr. Rai inconsistent with their interests or the interests of other shareholders.

8.
As a result of holding a significant portion of its cash reserves in United States dollars, Kushi may experience weakened purchasing power in Canadian dollar terms and not be able to afford to conduct its proposed mineral exploration program.

Kushi holds a significant portion of its cash reserves in United States dollars.  Due to foreign exchange rate fluctuations, the value of these United States dollar reserves can result in both translation gains or losses in Canadian dollar terms.  If there was to be a significant decline in the United States dollar versus the Canadian Dollar, Kushi’s US dollar purchasing power in Canadian dollars would also significantly decline.  If there was a significant decline in the US dollar Kushi would not be able to afford to conduct its planned mineral exploration program.  Kushi has not entered into derivative instruments to offset the impact of foreign exchange fluctuations.

9.	“Penny Stock” rules may make buying or selling Kushi’s shares of common stock difficult, and severely limit the market and liquidity of the shares of common stock.

Trading in Kushi’s common stock is subject to certain regulations adopted by the SEC commonly known as the “penny stock” rules.  These rules govern how broker-dealers can deal with their clients and “penny stocks”.  The additional burdens imposed upon broker-dealers by the “penny stock” rules may discourage broker-dealers from effecting transactions in Kushi’s securities, which could severely limit their market price and liquidity of Kushi’s securities.  See “Penny Stock rules” on page 13 for more details. The penny stock markets have suffered in recent years from fraud and abuse arising from one or a few broker dealers controlling the market for a security, high pressure sales tactics used by boiler room practices, manipulation of prices through pre-arranged transactions followed by a large volume sale by broker dealers, misleading information be disseminated, and excessive mark-ups and undisclosed bid-ask differentials by selling broker dealers.

Risks associated with Kushi’s business:

10.	If Kushi fails to perform the required amount of expenditures or to make payments on its Bee Peak Claim, Kushi could lose its title to the Bee Peak Claim.

The Bee Peak Claim has an expiry date of January 30, 2009 and in order to maintain the tenures in good standing it will be necessary for Kushi to perform and record valid exploration work with value of CDN$4.00 per hectare in anniversary years 1, 2, and 3, and CDN$8.00 per hectare in subsequent years, or pay the equivalent sum to the Province of British Columbia in lieu of exploration work.  Failure to perform and record valid exploration work or pay the equivalent sum to the Province of British Columbia on the anniversary dates will result in forfeiture of title to the Bee Peak Claim.

Page - 8

11.	If Kushi does not obtain clear title to the Bee Peak Claim, then its business operations may fail.

Under British Columbia law, title to British Columbia mineral claims can only be held by individuals or British Columbia corporations.  Since Kushi is a Nevada corporation it is not legally allowed to be the registered owner of mineral claims in British Columbia.  The Bee Peak Claim is being held in trust for Kushi by its president, as he is an individual.  If Kushi confirms economically viable deposits of minerals on the Bee Peak Claim Kushi will incorporate a British Columbia subsidiary to hold title of the Bee Peak Claim and Kushi’s president will transfer the Bee Peak Claim to the subsidiary.  Until Kushi can confirm viable mineral deposits, its president is holding the Bee Peak Claim in trust for Kushi by means of a declaration of trust.  However, there could be situations, such as the death of Kushi’s president, that could prevent Kushi from obtaining clear title to the Bee Peak Claim.  If Kushi is unable to obtain clear title to the Bee Peak Claim its business operations will likely fail and you will lose your entire investment in this offering.

12.	Access to the Bee Peak Claim may be restricted by inclement weather during the year, which may delay Kushi’s proposed mineral exploration programs and any future mining efforts.

Access to the Bee Peak Claim is restricted to the period between May 1 and October 15 of each year due to snow in the area.  As a result, any attempts to visit, test, or explore the Bee Peak Claim are largely limited to these few months of the year when weather permits such activities.  These limitations can result in significant delays in exploration efforts, as well as mining and production if commercial amounts of minerals are found.  Such delays could also result in Kushi’s inability to meet deadlines for exploration expenditures as defined by the Province of British Columbia.  This could cause Kushi’s business venture to fail and the loss of your entire investment in this offering unless Kushi can meet deadlines.

13.	If Kushi is unable to find a joint venture partner for the continued development of the Bee Peak Claim, Kushi may not be able to advance the exploration work on the Bee Peak Claim.

If the results of the Phase Two mineral exploration program are successful, Kushi may try to enter a joint venture agreement with a partner for the further exploration and possible production on the Bee Peak Claim.  Kushi would face competition from other junior mineral resource exploration companies who have properties that they deem to be attractive in terms of potential return and investment cost.  In addition, if Kushi entered into a joint venture agreement, it would likely assign a percentage of its interest in the Bee Peak Claim to the joint venture partner.  If Kushi is unable to enter into a joint venture agreement with a partner, Kushi’s business plan may fail and you may lose your entire investment in this offering.

14.	Land tenure disputes may negatively impact Kushi’s operations.

Kushi operates in countries where ownership of land may be uncertain, and where disputes may arise in relation to ownership.  These disputes cannot always be predicted, and hence there is a risk that this may cause disruption to some of Kushi’s exploration projects and prevent the development of new projects.

Mineral rights and interests of Kushi in the properties it has an interest in are subject to government approvals, licences and permits.  Such approvals, licenses and permits are, as a practical matter, subject to the discretion of the applicable governments or governmental officials.  No assurance can be given that Kushi will be successful in maintaining any or all of the various approvals, licences and permits in full force and effect without modification or revocation.

Kushi is unaware of any outstanding native land claims on the areas in which it has an interest; however it is possible that a native land claim could be made in the future.  The government policy at this time is to consult with all potentially affected native bands and other stakeholders in the area of any potential mining.  Should Kushi encounter a situation where a native person or group claims an interest in its mineral claims, Kushi may be unable to provide compensation to the affected party in order to continue with its mineral exploration work, or if such an option is not available, Kushi may have to relinquish its interest in these claims. In either case, the costs and/or losses could be greater than Kushi’s financial capacity, and Kushi’s business would fail.

Risks associated with Kushi’s industry:

15.	Because of the speculative nature of exploration of mineral properties, there is a substantial risk that Kushi’s business will fail.

The search for valuable minerals as a business is extremely risky.  Kushi cannot provide investors with any assurance that any of the mineral properties contain commercially exploitable reserves of base or precious minerals.  Exploration for minerals is a speculative venture necessarily involving substantial risk.  The expenditures to be made by Kushi in the exploration of the mineral properties may not result in the discovery of commercial quantities of minerals.  Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts.  In such a case, Kushi would be unable to complete its business plan and investors could lose their entire investment in this offering.

Page - 9

16.	Kushi may incur liability or damages as it conducts its business operations due to the inherent dangers involved in mineral exploration.

The search for minerals involves numerous hazards.  As a result, Kushi may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which Kushi cannot insure or against which management may elect not to insure.  Kushi currently has no such insurance nor does management expect to get such insurance for the foreseeable future. If a hazard were to occur, the costs of rectifying the hazard may exceed Kushi’s asset value and cause it to liquidate all its assets resulting in the loss of your entire investment in this offering.

17.	Kushi faces significant competition in the mineral exploration industry.

Kushi competes with other mining and exploration companies possessing greater financial resources and technical facilities than Kushi in connection with the acquisition of mineral exploration claims and other precious metals prospects and in connection with the recruitment and retention of qualified personnel.  There is significant competition for the limited number of mineral acquisition opportunities and, as a result, Kushi may be unable to acquire an interest in attractive mineral exploration properties on terms it considers acceptable on a continuing basis.

18.	Government regulation or any change in such regulation may adversely affect Kushi’s business.

There are several governmental regulations that materially restrict the exploration of minerals.  Kushi will be subject to the mining laws and regulations as contained in the Mineral Tenure Act ( British Columbia) as Kushi carries out its mineral exploration program.  Kushi may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these regulations.  While Kushi’s planned mineral exploration program budgets for regulatory compliance, there is a risk that new regulations could increase Kushi’s time and costs of doing business and prevent Kushi from carrying out its mineral exploration program.

19.	Compliance with health, safety and environment regulations may impose burdensome costs and if compliance is not achieved Kushi’s business and reputation may be detrimentally impacted.

The nature of the industries in which Kushi operates means that its activities are highly monitored by health, safety and environmental groups.  As regulatory standards and expectations are constantly developing, Kushi may be exposed to increased litigation, compliance costs and unforeseen environmental remediation expenses.

The search for valuable minerals involves numerous hazards.  As a result, Kushi may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which Kushi cannot insure or against which Kushi may elect not to insure.  The payment of such liabilities may have a material adverse effect on Kushi’s financial position.

Kushi may continue to be exposed to increased operational costs due to the costs and lost worker’s time associated with the health and well-being of Kushi’s workforce on its project areas.

Despite Kushi’s best efforts and best intentions, there remains a risk that health, safety and/or environmental incidents or accidents may occur which may negatively impact Kushi’s reputation and freedom or licence to operate.

20.	Kushi may not be able to attract and retain qualified personnel necessary for the implementation of its business strategy and mineral exploration programs.

Kushi’s future success depends largely upon the continued service of its sole director and officer and other key personnel.  Kushi’s success also depends on its ability to continue to attract, retain and motivate qualified personnel.  Key personnel represent a significant asset, and the competition for these personnel is intense in the mineral exploration industry.

Kushi may have particular difficulty attracting and retaining key personnel in initial phases of its mineral exploration programs.  Kushi does not maintain key person life insurance on any of its personnel.  The loss of one or more of its key employees or its inability to attract, retain and motivate qualified personnel could negatively impact Kushi’s ability to complete its mineral exploration programs.

Page - 10

21.	Market factors in the mining industry are out of the control of Kushi, and as a result, Kushi may not be able to market any minerals that may be found on the Bee Peak Claim.

The mining industry, in general, is intensely competitive and management can provide no assurance to investors even if minerals are discovered on the Claims that a ready market will exist from the sale of any ore found.  Numerous factors beyond Kushi’s control may affect the marketability of minerals.  These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection.  The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in Kushi not receiving an adequate return on invested capital and you may lose your entire investment in this offering.

Item 2.                      Description of Property.

Kushi’s executive offices are located at 2215 South West Marine Drive, Vancouver, British Columbia, V6P 6C1, Canada. Kushi’s sole officer and director, Rajan Rai, currently provides this space to Kushi free of charge. This space may not be available to Kushi free of charge in the future.

Kushi also has one mineral claims located in the Atlin Mining Division, British Columbia, Canada as described above in the “Description of Business” section.

Item 3.                      Legal Proceedings.

Kushi is not a party to any pending legal proceedings and, to the best of Kushi’s knowledge, none of Kushi’s property or assets are the subject of any pending legal proceedings

Item 4.                      Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

(a)           Market Information

Kushi’s common stock has been quoted on the NASD OTC Bulletin Board since March 13, 2008 under the symbol “KUSI”.  However, Kushi’s common stock has not traded as of the date of this report.

(b)           Holders of Record

There are 33 holders of record of Kushi’s shares of common stock.

(c)           Dividends

Kushi has declared no dividends on its shares of common stock and is not subject to any restrictions that limit its ability to pay dividends on its shares of shares of common stock.  Dividends are declared at the sole discretion of Kushi’s Board of Directors.

(d) Recent Sales of Unregistered Securities

There have been no sales of unregistered securities within the last three years that would be required to be disclosed pursuant to Item 701 of Regulation S-B, with the exception of the following;

Page - 11

Since October 3, 2005, Kushi has sold 5,455,000 shares of unregistered common stock.  All of these 5,455,000 shares were acquired from Kushi in private placements that were exempt from registration under Regulation S of the Securities Act of 1933 (the “1933 Act”) and were sold to Canadian residents.  The unregistered shares include the following:

1.	On November 28, 2005, Kushi issued 3,000,000 shares of common stock to Rajan Rai, Kushi’s sole officer and director, at a price of $0.001 per share for cash proceeds of $3,000;

2.	On January 30, 2006, Kushi issued 1,900,000 shares of common stock to 15 non-affiliate Canadian residents at a price of $0.01 per share for cash proceeds of $19,000;

3.	On February 28, 2006, Kushi issued 450,000 shares of common stock to 18 non-affiliate Canadian residents at a price of $0.05 per share for cash proceeds of $22,500; and

4.	On November 10, 2006, Kushi issued 105,000 shares of common stock to one non-affiliate Canadian resident at a price of $0.05 per share for cash proceeds of $5,250.

With respect to all of the above offerings, Kushi completed the offerings of the common stock pursuant to Rule 903 of Regulation S of the 1933 Act on the basis that the sale of the common stock was completed in an “offshore transaction”, as defined in Rule 902(h) of Regulation S.  Kushi did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the shares.  Each investor represented to Kushi that the investor was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. person.  The subscription agreement executed between Kushi and the investor included statements that the securities had not been registered pursuant to the 1933 Act and that the securities may not be offered or sold in the United States unless the securities are registered under the 1933 Act or pursuant to an exemption from the 1933 Act.  The investor agreed by execution of the subscription agreement for the common stock: (i) to resell the securities purchased only in accordance with the provisions of Regulation S, pursuant to registration under the 1933 Act or pursuant to an exemption from registration under the 1933 Act; (ii) that Kushi is required to refuse to register any sale of the securities purchased unless the transfer is in accordance with the provisions of Regulation S, pursuant to registration under the 1933 Act or pursuant to an exemption from registration under the 1933 Act; and (iii) not to engage in hedging transactions with regards to the securities purchased unless in compliance with the 1933 Act.  All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S and could not be resold without registration under the 1933 Act or an applicable exemption from the registration requirements of the 1933 Act.

Each investor was given adequate access to sufficient information about Kushi to make an informed investment decision.  None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.  No registration rights were granted to any of the investors.

On November 10, 2006, Kushi entered into a Return to Treasury Agreement with one of the subscribers for the cancellation and removal from the shares issued and outstanding of aggregate 225,000 shares of common stock.  Kushi paid a total of $5,250 to the subscriber as consideration for the return of the shares of common stock.  The shares were cancelled and returned to the authorized capital as unissued capital.  The shares were issued as part of Kushi’s private placement on January 30, 2006 (150,000 shares of common stock) and the private placement on February 28, 2006 (75,000 shares of common stock).

There are no outstanding options or warrants to purchase, or securities convertible into, shares of Kushi’s shares of common stock.

Page - 12

(e)	Penny Stock Rules

Trading in Kushi’s common stock is subject to the “penny stock” rules.  The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.  These rules require that any broker-dealer who recommends Kushi’s common stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction.  Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market.  In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer.  The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in Kushi’s common stock, which could severely limit their market price and liquidity of Kushi’s common stock.

Item 6.                      Management’s Discussion and Analysis or Plan of Operation.

GENERAL

You should read this discussion and analysis in conjunction with Kushi’s audited financial statements and related notes included in this Form 10-KSB.  Kushi’s inclusion of supplementary analytical and related information may require Kushi to make estimates and assumptions to enable it to fairly present, in all material respects, its analysis of trends and expectations with respect to its results of operations and financial position taken as a whole.

Kushi’s principal business is the acquisition and exploration of mineral resources in northern British Columbia, Canada.  Kushi has not presently determined whether Kushi’s properties contain mineral reserves that are economically recoverable.  Kushi has not commenced significant operations and are considered an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (SFAS) No.7 Accounting and Reporting by Development Stage Enterprises.

Kushi has no operations and if Kushi’s mineral claim is not successfully developed we will not earn any revenues.

OVERVIEW

Kushi’s mineral claims are in the Atlin mining district of northwest British Columbia, Canada.  Kushi staked the Bee Peak Claim (the “Bee Peak Claim”) on January 30, 2006.  The mineral tenure number is 526773 and the total area of the Bee Peak Claim is 410.65 hectares.

The Bee Peak Claim is presently in good standing and management intends to commence Phase One of Kushi’s three phase exploration program in June 2008.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

An appreciation of Kushi’s critical accounting policies is necessary to understand Kushi’s financial results.  These policies may require that management make difficult and subjective judgments regarding uncertainties, and as a result, such estimates may significantly impact Kushi’s financial results.  The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes.  Other than Kushi’s accounting for mineral property costs, Kushi’s critical accounting policies do not involve the choice between alternative methods of accounting.  Management has applied Kushi’s critical accounting policies and estimation methods consistently.

Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows management considers all amounts on deposit with financial institutions and highly liquid investments with maturities of 90 days or less to be cash equivalents.  At February 29, 2008, Kushi did not have any cash equivalents.

Page - 13

Mineral Property Costs

Kushi has been in the exploration stage since inception on October 3, 2005 and has not yet realized any revenues from its planned operations.  Kushi is primarily engaged in the acquisition and exploration of mining properties.  Kushi expenses mineral property exploration costs as they are incurred.  Mineral property acquisition costs are initially capitalized, when incurred, using the guidance in the Emerging Issues Task Force (EITF) 04-02, Whether Mineral Rights are Tangible or Intangible Assets.  Management assesses the carrying costs for impairment under SFAS No. 144, Accounting for Impairment or Disposal of Long Lived Assets at each fiscal quarter end.  An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property.  Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value.  During the years ended February 29, 2008 and February 28, 2007, Kushi expensed $1,824 and $7,625 respectively, in mineral property exploration and development costs.

Once Kushi has determined that a mineral property can be economically developed, as a result of establishing proven and probable reserves, the costs then incurred to develop such property, will be capitalized.  Such costs will be amortized using the units-of-production method over the estimated life of the probable reserves.  If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Asset Retirement Obligations

SFAS No. 143 (“SFAS 143”), Accounting for Asset Retirement Obligations addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  Specifically, SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and subsequently allocated to expense over the asset’s useful life.  At February 29, 2008, Kushi did not have any asset retirement obligations.

Financial Instruments

Foreign Exchange Risk

Kushi is subject to foreign exchange risk for transactions denominated in foreign currencies.  Foreign currency risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar.  Management does not believe that Kushi has any material risk due to foreign currency exchange.

Fair Value of Financial Instruments

Kushi’s financial instruments include cash, accounts payable, accrued administrative fees and accrued professional fees.  The fair value of these financial instruments approximates their carrying values due to their short maturities.

Concentration of Credit Risk

Financial instruments that potentially subject Kushi to significant concentrations of credit risk consist principally of cash deposits.  At February 29, 2008 and February 28, 2007, Kushi had approximately $2,000 and $39,000, respectively in cash that was not insured.  This cash is on deposit with a major chartered Canadian bank.  As part of Kushi’s cash management process, management performs periodic evaluations of the relative credit standing of this financial institution.  Kushi has not experienced any losses in cash balances and management does not believe Kushi is exposed to any significant credit risk on Kushi’s cash.

Accounting Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Kushi’s financial statements are based on a number of estimates, including accruals for estimated administrative and professional fees.

Page - 14

Income Taxes

Income tax expense is based on pre-tax financial accounting income.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities.  The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics.  Deferred tax assets are reduced by a valuation allowance when, in management’s opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Foreign Currency Translation

Kushi’s functional and reporting currency is the United States dollar.  Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 Foreign Currency Translation, using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income.  Foreign currency transactions are primarily undertaken in Canadian dollars.  Kushi has not, to the date of this filing, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements.   SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements.  SFAS 157 was effective for Kushi on March 1, 2007.  The adoption of SFAS 157 did not have a material impact on Kushi’s financial statements.

In September 2006, the FASB issued SFAS 158 (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).  This statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity.  This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions.  Kushi was required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.  The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008, or February 28, 2009 for Kushi.  Adoption of SFAS 158 is not expected to have a material impact on Kushi’s financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date.  SFAS 159 will be effective for Kushi on March 1, 2008.  Adoption of SFAS 159 is not expected to have a material impact on Kushi’s financial statements.

In June 2007, the EITF of the FASB reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”).  EITF 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities must be deferred and capitalized.  As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts must be recognized as an expense.  This issue is effective for financial statements issued for fiscal years beginning after December 15, 2007 and earlier application is not permitted.  This consensus is to be applied prospectively for new contracts entered into on or after the effective date.  EITF 07-03 will be effective for Kushi on March 1, 2008.  The pronouncement is not expected to have a material effect on Kushi’s financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces SFAS 141, Business Combinations.  SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions.  This statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values.  SFAS 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this statement.  This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  SFAS 141(R) will be effective for Kushi on March 1, 2009.  Management does not expect the adoption of SFAS 141(R) to have a significant impact on Kushi’s financial statements.

Page - 15

In December 2007, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”).  The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature.  Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement amounts related to the arrangements.  Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however, required disclosure under EITF 07-1 applies to the entire collaborative agreement.  This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date.  EITF 07-1 will be effective for Kushi on March 1, 2009.  Management does not expect the adoption of EITF 07-1 to have a significant impact on Kushi’s financial statements.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements.  SFAS 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity.  This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income.  Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value.  The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment.  The statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  This statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  SFAS 160 will be effective for Kushi on March 1, 2009.  Management does not expect the adoption of SFAS 160 to have a significant impact on Kushi’s financial statements.

In February 2008 the FASB staff issued Staff Position No. 157-2 (“FSP FAS 157-2”) Effective date of FASB Statement No.157.  FSP FAS 157-2 delayed the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The provisions of FSP FAS 157-2 will be effective for Kushi on March 1, 2009.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (“SFAS 133”).  This statement is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The provisions of SFAS 161 are effective for fiscal years beginning after November 15, 2008.  SFAS 161 will be effective for Kushi on March 1, 2009.  Management is currently evaluating the impact adoption of SFAS 161 may have on Kushi’s financial statement disclosures.

PLAN OF OPERATION

Exploration Plan

Kushi’s plan of operation for the next 12 months is to complete the following objectives within the time periods specified, subject to obtaining any additional funding necessary for the continued exploration of the Bee Peak Claim.  Kushi does not have enough funds to complete its proposed three phase mineral exploration program, which management plans to complete in the summer of 2010 if the results of Kushi’s Phase One and Phase Two exploration programs are encouraging.  The following is a brief summary of Kushi’s three phase mineral exploration program.

Page - 16

1.
The anniversary date of the Bee Peak Claim was is January 30, 2008, Kushi paid $1,635 (CDN $1,643) to the Province of British Columbia, in lieu of filing exploration expenses, in order to keep the Bee Peak Claim in good standing until January 30, 2009.

2.
As recommended by Kushi’s consulting geological technician, management intends to commence Phase One of the mineral exploration program in June 2008.  Phase One is expected to cost approximately $26,200 (CDN$25,700).  Kushi will conduct a review of the available geochemical data for the region to help focus exploration initiatives, including the Regional Geochemical Survey data from the area close to the Bee Peak Claim.  Next, a suitably equipped and experienced prospecting team will helicopter onto the Bee Peak Claim and will stay for a period of 14 days.  During this period the crew will generally survey the Bee Peak Claim seeking any outcroppings and locating streams.  An outcropping is a part of a rock formation that appears above the surface of the surrounding land.  The crew will use global positioning equipment and take a total of 80 samples, including rock, stream sediment, and stream sediment panned concentrate samples.  All samples will be bagged and tagged for location, date and time for later analysis.  After this period is over the crew will return to Atlin by helicopter.

3.
The samples obtained during Phase One of the mineral exploration program will be analyzed and considered with reference to the regional database.  Kushi will review the results of Phase One in the winter of 2008.  Kushi will engage a consulting geologist to interpret the results of Phase One.  If Kushi is able to identify favorable rock formations and structures with elevated metal values it will plan and conduct Phase Two of the mineral exploration program.

4.
If Phase Two of the mineral exploration program were to proceed, Kushi’s consulting geological technician has indicated that Kushi should budget approximately $66,000 (CDN $65,000) for Phase Two, but depending on efficiencies, field conditions and the scope of surveys, and trenching, the budget may be closer to $153,000 (CDN $150,000).  If Kushi proceeds with Phase Two it would do so between June and September 2009.  A prospector and geologist will helicopter onto the Bee Peak Claim and will stay for a period of 10 days.  During this period the crew will use global positioning equipment and will obtain 50 samples from locations that are to be determined during the Phase One review.  All samples will be bagged and tagged for location, date and time for later analysis.  Also, the program will include further rock and soil geochemistry sampling, a limited amount of trenching using hand tools and dynamite, additional geochemical sampling, and simple geophysical survey methods.  After this period is over the crew will return to Atlin by helicopter.

5.
In the case that Phase Two of the mineral exploration program takes place, Kushi will review the results in the winter of 2009.  If Kushi is able to continue to confirm elevated metal values at specific hand drilled targets it will consider Phase Two a success and would plan for Phase Three of the mineral exploration program.  Phase Three is expected to cost at least $195,000 (CDN $191,000) and will be speculative, depending on the location and configuration of the mineral zones.  It is likely that further geophysical surveys with different techniques or more densely spaced observations will be required to assist in designing a program of diamond drill holes to test the deeper potential of the best parts of the Bee Peak Claim.  Costs, including, the cost of a limited drilling campaign, are difficult to estimate but in a somewhat remote area like the Bee Peak Claim are likely to be fairly high.  At this stage, Kushi would seek to link with a major resource company in a joint venture relationship in recognition of financing requirements.  If Kushi goes ahead with Phase Three it would commence in June 2010.

Management intends to commence Phase One of the mineral exploration program in June 2008.  Kushi’s consulting geologist has informed Kushi that a geological survey of the Bee Peak Claim will cost approximately $23,000.

At February 29, 2008, Kushi had a cash balance of $1,916.  Kushi will have to raise additional funds to pay for Phase One of the mineral exploration program.

During the next 12 months, management does not anticipate generating any revenue and additional funds will be required.  The additional funding will come from equity financing from the sale of Kushi’s common stock, advances from Kushi’s President, advances from third parties, or sale of part of Kushi’s interest in the Bee Peak Claim.  If Kushi is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Kushi.  Kushi does not have any financing arranged and it cannot provide investors with any assurance that it will be able to raise sufficient funding from the sale of its common stock to fund the mineral exploration program.  In the absence of such financing, Kushi’s business will fail.

Page - 17

Kushi may consider entering into a joint venture partnership by linking with a major resource company to provide the required funding to complete Phase Three of the mineral exploration program.  Kushi has not undertaken any efforts to locate a joint venture partner for Phase Three.  If Kushi enters into a joint venture arrangement, it will assign a percentage of its interest in the Bee Peak Claim to the joint venture partner.

Based on the nature of Kushi’s business, management anticipates incurring operating losses in the foreseeable future.  Management bases this expectation, in part, on the fact that very few mineral claims in the exploration stage ultimately develop into producing, profitable mines.  Kushi’s future financial results are also uncertain due to a number of factors, some of which are outside Kushi’s control.  These factors include, but are not limited to:

a)           Kushi’s ability to raise additional funding;
b)           the market price for minerals;
c)           the results of Kushi’s proposed exploration programs on the Bee Peak Claim; and
d)	Kushi’s ability to find joint venture partners for the development of Kushi’s interest in the Bee Peak Claim.

Due to Kushi’s lack of operating history and present inability to generate revenues, Kushi’s auditors have stated in their opinion that there currently exists substantial doubt about Kushi’s ability to continue as a going concern.  Even if Kushi completes its current exploration program and is successful in identifying a mineral deposit, Kushi will have to spend substantial funds on further drilling and engineering studies before it will know if it has a commercially viable mineral deposit or reserve.

Transportation Purchase Plan

The transportation costs of Phase One are comprised of helicopter service from Atlin to the Bee Peak Claim.  For Phase One, $7,050 (CDN$6,900) will be budgeted to allow for four hours of helicopter trips from Atlin, British Columbia to the Bee Peak Claim and for travel expenses to review files at the Geological Survey Branch in Victoria and Vancouver, British Columbia.  Also included in the budget will be the mobilization costs to and from the Atlin mining district.

Equipment Purchase Plan

Kushi will purchase camp equipment and prospecting supplies for Phase One.  The expected cost of the camp equipment such as tents, stove, and other typical camping equipment will be $1,020 (CDN$1,000).

Consumable Purchase Plan

Kushi will purchase consumables including groceries and propane to provide for two persons for 14 days for Phase One of the mineral exploration program.  The expected cost of these consumables will be $1,020 (CDN$1,000).

Employee hiring (Labor) Plan

Kushi will not hire any employees.  Kushi will use two consulting prospectors to perform Phase One of the mineral exploration program.  The expected cost of each prospector is $335 (CDN $330) per day.  Kushi has budgeted to pay each prospector for 14 days to conduct Phase One plus additional wages to complete a review of the regional database.  The expected cost of labor for Phase One will be $10,500 (CDN $10,300).

Sample Analysis Plan

Kushi plans to allow for the analysis for up to 80 samples.  The estimated cost of each sample is $21 (CDN $20) per sample.  The expected cost for sample analysis will be $1,630 (CDN $1,600) for the Phase One exploration program.  Also, Kushi will budget for $1,020 (CDN $1,000) for the assembling and reporting results of the field work and an additional $510 (CDN $500) for the purchase of maps, air photographs and publications to be reviewed in conjunction with the regional database.

Phase One Exploration Cost Review

The costs described above, which include transportation, equipment, consumables, labor, and sample analysis, make up the entire cost of Phase One of the mineral exploration program.  All the costs described above are estimated so Kushi has provided for a 15% contingency allowance for unanticipated and wrongly estimated costs.  The table below summarizes the cost estimate for Phase One of the mineral exploration program.

Page - 18

Phase One Exploration Items	Cost Estimate
Transportation	$ 7,050
Equipment	1,020
Consumables	1,020
Labor	10,500
Sample Analysis	3,160
Contingency (15%)	3,450
Phase One Total	$ 26,200

Accounting and Audit Plan

Management intends to continue to have Kushi’s outside consultant assist in the preparation of Kushi’s quarterly and annual financial statements and have these financial statements reviewed or audited by Kushi’s independent auditor.  Kushi’s outside consultant is expected to charge approximately $1,000 to prepare Kushi’s quarterly financial statements and approximately $5,000 to prepare Kushi’s annual financial statements.  Kushi’s independent auditor is expected to charge approximately $1,500 to review Kushi’s quarterly financial statements and approximately $7,500 to audit Kushi’s annual financial statements.  In the next 12 months, management anticipates spending approximately $20,000 to pay for Kushi’s accounting and audit requirements.

Risks and Uncertainties

There are a number of known material risks and uncertainties that are reasonably likely to have a material impact on Kushi’s revenues, operations, liquidity and income over the short and long term.  The primary risk that Kushi faces over the long term is that the Bee Peak Claim may not contain a commercially viable mineral deposit.  If the Bee Peak Claim does not contain a commercially viable deposit this will have a material effect on Kushi’s ability to earn revenue and income as it will not be able to sell any minerals.

There are a number of industry-wide risk factors that may affect Kushi’s business.  The most significant industry-wide risk factor is that mineral exploration is an inherently risky business.  Very few exploration companies go on to discover economically viable mineral deposits or reserves that ultimately result in an operating mine.  In order for Kushi to commence mining operations it faces a number of challenges, which include finding qualified professionals to conduct Kushi’s proposed mineral exploration program, obtaining adequate financing to continue Kushi’s proposed mineral exploration program, locating a viable ore body, partnering with a senior mining company, obtaining mining permits, and ultimately selling minerals in order to generate revenue.

Another important industry-wide risk factor is that the price of commodities can fluctuate based on world demand and other factors.  For example, if the price of a mineral were to dramatically decline this could make Kushi’s ore uneconomical to mine.  Kushi and other companies in the mineral exploration business are relying on a price of ore that will allow it to develop a mine and ultimately generate revenue by selling minerals.

Additionally, because the Bee Peak Claim is in a remote region of Canada and in an area of inclement weather Kushi faces risks and uncertainties relating to the operation of Kushi’s proposed mineral exploration program.  This presents both a short and long term risk to Kushi in that poor weather could delay the proposed mineral exploration program and prevent Kushi from exploring the Bee Peak Claim as planned.  This is a risk shared by many exploration companies in the same business.  Kushi has the ability to monitor weather predictions and can preserve capital by not sending exploration crews out in poor weather conditions.  However, such weather delays could cause Kushi to not be able to explore the Bee Peak Claim and not be able to file valid exploration work with the Province of British Columbia.  Failure to file valid exploration work would mean Kushi would have to pay the Province of British Columbia in lieu of exploration in order to keep title to the Bee Peak Claim.  Payments in lieu of exploration are generally not an efficient use of funds since it does not advance the understanding of a potential mineral deposit.  However, these payments are sometimes required in Kushi’s business.

Page - 19

Finally, Kushi faces a risk of not being able to finance its proposed mineral exploration program.  With each unsuccessful attempt at locating a commercially viable mineral deposit Kushi becomes more and more unattractive in the eyes of investors.  Currently, Kushi does not have sufficient funds to complete Phase One of Kushi’s proposed mineral exploration program.  Kushi will need to raise the additional financing to complete its proposed mineral exploration program.  Without adequate financing Kushi cannot operate exploration programs.  However, this risk is faced by all exploration companies and it is not unique to Kushi.

OPERATIONS REVIEW

During the year ended February 29, 2008, Kushi had a net loss of $52,206 or a net loss of $0.01 per share.  As of February 29, 2008, Kushi’s current assets consisted of cash of $1,916.  When this cash balance is offset against Kushi’s current obligations of $3,575 in accounts payable, $3,180 in accrued administrative fees, $7,159 in accrued professional fees and $6,051 that is due to Kushi’s President, Rajan Rai, Kushi is left with a working capital deficit of $18,049.  Management believes Kushi’s cash position as of the date of this filing is inadequate to satisfy Kushi’s working capital needs.  Over the next 12 months management anticipates that Kushi’s operating costs will be approximately $80,000.

Over the next 12 months, management does not anticipate generating any revenue.  Management plans to fund Kushi’s operations through equity financing from the sale of Kushi’s shares of common stock, advances from Kushi’s President or other third parties, or through the sale of a part interest in the Bee Peak Claim.  Kushi does not have any financing arranged and cannot provide any assurance that it will be able to raise sufficient funding from the sale of its shares of common stock or that it will be able to sell a part interest in the Bee Peak Claim, to cover Kushi’s general and administrative expenses or to fund Phase One of the proposed mineral exploration program.

Kushi may consider entering into a joint venture partnership with a major resource company to provide the required funding to complete any of the phases of the proposed mineral exploration program.  Although Kushi has not attempted to locate a joint venture partner, if it enters into a joint venture arrangement, it would assign a percentage of Kushi’s interest in the Bee Peak Claim to Kushi’s joint venture partner.

Related-Party Transactions

At February 29, 2008, Kushi was indebted to its President in the amount of $6,051 for expenses he paid on Kushi’s behalf and for funds he advanced to us to cover certain expenses.  This debt is unsecured, bears no interest and has no fixed terms of repayment.

From inception to the date of this filing Kushi’s director performed his services without compensation and at the date of this filing Kushi has not determined how Kushi’s director will be compensated.

The Bee Peak Claim is registered in the name of Kushi’s director and pursuant to a trust agreement is held in trust on Kushi’s behalf.

Results of Operations

Comparison of the Years Ended February 29, 2008 and February 28, 2007.

Overall Results of Operations

During the year ended February 29, 2008, Kushi had a net loss of $52,206 primarily due to professional and administrative fees.  Over the next 12 months management expects Kushi’s operating losses to increase to approximately $80,000.

Revenues

Kushi did not have any operating revenues from inception (October 3, 2005) to the date of this filing.  To date Kushi’s activities have been financed through the proceeds of share subscriptions and funds advanced to it by Kushi’s President.  Due to the nature of Kushi’s business management does not expect to have operating revenues within the next year.

Page - 20

Operating Expenses

Kushi’s operating expenses increased by $34,294 or 191% from $17,912 for the year ended February 28, 2007 to $52,206 for the year ended February 29, 2008.  The increase was primarily due to an increase in professional fees of approximately $42,000 for legal and audit fees associated with preparation of the Form SB-2 – Registration Statement.  This increase was partially offset by the decrease in exploration and development costs of approximately $6,000.  During the year ended February 28, 2007 Kushi recognized approximately $8,000 in donated rent and services, as opposed to recognizing approximately $6,500 in administrative fees during the year ended February 29, 2008 which covered Kushi’s rent, accounting and administrative services for the year.

Over the next 12  months we anticipate that Kushi’s operating costs will be approximately $80,000, which includes the estimated cost of Phase One of Kushi’s mineral exploration program of $26,200 (CDN$25,700), $8,000 in administration costs, and $45,800 in professional fees related to filing requirements.

OFF-BALANCE-SHEET ARRANGEMENTS

Kushi has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on Kushi’s financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to Kushi’s investors.  Kushi does not have any non-consolidated, special-purpose entities.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

At February 29, 2008, Kushi had a cash balance of $1,916 and used $36,741 in cash for operations.  To date Kushi has funded its operations with cash that it received from the sale of Kushi’s common stock and advances from Kushi’s President.

In the notes to Kushi’s February 29, 2008 financial statements, Kushi discloses its uncertain ability to continue as a going concern.  Kushi has not and does not expect to generate any revenues to cover its expenses while it is in the exploration stage and as a result Kushi has accumulated a deficit of $74,549 since inception.  At February 29, 2008, Kushi had $19,965 in current liabilities, and when Kushi’s current liabilities are offset against Kushi’s current assets of $1,916, Kushi is left with a working capital deficit of $18,049.  Kushi’s ability to achieve and maintain profitability and positive cash flows is dependent upon Kushi’s ability to locate profitable mineral properties, generate revenues from Kushi’s mineral production and control production costs.  Based upon current plans, management expects to incur operating losses in future periods.  These factors raise substantial doubt regarding Kushi’s ability to continue as a going concern.  There is no assurance that Kushi will be able to generate revenues in the future.  Kushi’s financial statements do not give effect to any adjustments that would be necessary should it be unable to continue as a going concern and therefore be required to realize Kushi’s assets and discharge Kushi’s liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.  While Kushi has successfully generated sufficient working capital through the sale of common stock and advances from Kushi’s President to the date of this filing and management believes that Kushi can continue to do so for the next year, there are no assurances that it will succeed in generating sufficient working capital through the sale of Kushi’s common stock or from private loans or advances.

Net Cash Used In Operating Activities

Net cash used in operating activities during the year ended February 29, 2008, was $36,741.  During the year ended February 29, 2008, Kushi used $2,500 in cash to pay its accrued exploration fees.  Kushi’s operating costs were partially funded by increases in accounts payable of $3,575, accrued administrative fees of $2,180, accrued professional fees of $6,659 and funds advanced by Kushi’s President of $5,551.

Net Cash Used in Investing Activities

Kushi did not have any investing activities during the year ended February 29, 2008.

Net Cash Provided By Financing Activities

Kushi did not have any financing activities during the year ended February 29, 2008.

Page - 21

INCOME TAXES

The following table sets out Kushi’s deferred tax assets as of February 29, 2008 and February 28, 2007.  Kushi has established a 100% valuation allowance, as management believes it is more likely than not that the deferred tax assets will not be realized.

	2008	2007
Federal loss carryforwards (estimated at 35%)	$26,092	$7,597
Less: valuation allowance	$(26,092)	$(7,597)
	$-	$-

Kushi established a 100% valuation allowance against its deferred tax assets based on Kushi’s current operating results.  If Kushi’s operating results improve significantly, Kushi may have to record its deferred taxes in its financial statements, which could have a material impact on Kushi’s financial results.

CONTINGENCIES AND COMMITMENTS

Kushi did not have any contingencies or long-term commitments at February 29, 2008.

CONTRACTUAL OBLIGATIONS

Kushi did not have any contractual obligations at February 29, 2008.

INTERNAL AND EXTERNAL SOURCES OF LIQUIDITY

To date Kushi has funded its operations from the sale of its common stock.

FOREIGN EXCHANGE

Kushi is subject to foreign exchange risk for transactions denominated in foreign currencies.  Foreign currency risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar.  Management does not believe that Kushi has any material risk due to foreign currency exchange.

INFLATION

Management does not believe that inflation will have a material impact on Kushi’s future operations.

Page - 22

Item 7.                      Financial Statements

Audited Financial Statements as of February 28, 2008

Kushi Resources Inc.

(an exploration stage company)

FINANCIAL STATEMENTS

Page - 24

Madsen & Associates CPA’s, Inc.
684 EAST VINE STREET #3
MURRAY, UTAH 84107
TELEPHONE (801) 268-2632
FAX (801) 262-3978
TED A. MADSEN, CPA                                                                                                 MEMBER:                       AMERICAN INSTITUTE OF
CERTIFIED PUBLIC ACCOUNTANTS

UTAH ASSOCIATION OF
CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Kushi Resources Inc.

Report of Independent Registered Accounting Firm

We have audited the accompanying balance sheets of Kushi Resources Inc. (the Company), as of February 29, 2008 and February 28, 2007 and the statements of operations, stockholders’ equity, and cash flows for the years ended February 29, 2008 and February 28, 2007 and for the period from October 3, 2005 (inception) to February 29, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control of financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used, significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kushi Resources Inc. as of February 29, 2008 and February 28, 2007, and the results of its operations and cash flows for the years ended February 29, 2008 and February 28, 2007 and for the period from October 3, 2005 (inception) to February 29, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As disclosed in the consolidated financial statements and notes to the consolidated financial statements, the Company will need additional working capital for its planned activity and to service its debt.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are described in the notes to the consolidated financial statements.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Madsen & Associates CPA’s, Inc.

Madsen & Associates CPA’s, Inc.
May 29, 2008
Salt Lake City, Utah

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	February 29,	February 28,
	2008	2007

ASSETS

Current assets:

Cash	$1,916	$38,657

Total assets	$1,916	$38,657

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:

Accounts payable	$3,575	$-
Accrued administrative fees	3,180	1,000
Accrued exploration fees	-	2,500
Accrued professional fees	7,159	500
Due to related party	6,051	500

Total liabilities	19,965	4,500

Commitments and contingencies

Stockholders' (deficit) equity:
Common stock; authorized 75,000,000; $0.001 par value; 5,230,000
issued and outstanding at February 29, 2008 and February 28, 2007	5,230	5,230
Additional paid in capital	51,270	51,270
Deficit accumulated during the exploration stage	(74,549)	(22,343)

Total stockholders' (deficit) equity	(18,049)	34,157

Total liabilities and stockholders' (deficit) equity	$1,916	$38,657

The accompanying notes are an integral part of these financial statements

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS

			From
	Year ended	Year ended	October 3, 2005
	February 29,	February 28,	(Inception) to
	2008	2007	February 29, 2008

Operating Expenses:

Administrative	$6,450	$1,000	$7,450
Bank charges and interest	361	212	611
Donated rent	-	2,750	4,000
Donated services	-	5,500	8,000
Exploration and development costs	1,824	7,625	9,592
Professional fees	42,571	500	43,071
Regulatory	1,000	325	1,825

Net loss	$52,206	$17,912	$74,549

Net loss per share:
Basic and diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding:
Basic and diluted	5,230,000	5,313,507

The accompanying notes are an integral part of these financial statements

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM OCTOBER 3, 2005 (INCEPTION) TO FEBRUARY 29, 2008

				Deficit
	Common Stock Issued			Accumulated
			Additional	During the
	Number of		Paid-in	Exploration
	Shares	Amount	Capital	Stage	Total

Balance at October 3, 2005 (Inception)	-	$ -	$ -	$ -	$ -

Common stock issued for cash	5,350,000	5,350	39,150	-	44,500
Donated services and rent	-	-	3,750	-	3,750
Net loss	-	-	-	(4,431)	(4,431)

Balance at February 28, 2006	5,350,000	5,350	42,900	(4,431)	43,819

Common stock returned to treasury	(105,000)	(105)	(3,945)	-	(4,050)
Common stock issued from treasury for cash	105,000	105	5,145	-	5,250
Common stock cancelled	(120,000)	(120)	(1,080)	-	(1,200)
Donated services and rent	-	-	8,250	-	8,250
Net loss	-	-	-	(17,912)	(17,912)

Balance at February 28, 2007	5,230,000	5,230	51,270	(22,343)	34,157

Net loss	-	-	-	(52,206)	(52,206)

Balance at February 29, 2008	5,230,000	$ 5,230	$ 51,270	$ (74,549)	$ (18,049)

The accompanying notes are an integral part of these financial statements

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			From
	Year ended	Year ended	October 3, 2005
	February 29,	February 28,	(Inception) to
	2008	2007	February 29, 2008

Cash flow from operating activities:
Net loss	$(52,206)	$(17,912)	$(74,549)
Adjustments to reconcile net loss to net cash
used in operating activities:
Donated rent and services	-	8,250	12,000
Changes in operating assets and liabilities:			-
Accounts payable	3,575	-	3,575
Accrued administrative fees	2,180	1,000	3,180
Accrued exploration fees	(2,500)	2,500	-
Accrued professional fees	6,659	500	7,159
Due to related party	5,551	-	6,051

Net cash used in operating activities	(36,741)	(5,662)	(42,584)

Cash flows from financing activities
Cash from issuance of common stock	-	-	44,500
Cash paid on cancellation of common stock	-	(1,200)	(1,200)
Cash from issuance of common stock	-	5,250	5,250
Cash paid on cancellation of common stock	-	(4,050)	(4,050)

Net cash provided by financing activities	-	-	44,500

(Decrease) increase in cash during the period	(36,741)	(5,662)	1,916

Cash, beginning of period	38,657	44,319	-

Cash, end of period	$1,916	$38,657	$1,916

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these financial statements

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
February 29, 2008

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

Exploration Stage

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America, and are expressed in United States dollars.  The Company has not produced any revenues from its principal business and is an exploration stage company as defined by Statement of Financial Accounting Standard (SFAS) No. 7.

The Company is in the early exploration stage.  In an exploration stage company, management devotes most of its time to conducting exploratory work and developing its business.  These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  The Company’s continuation as a going concern and its ability to emerge from the exploration stage with any planned principal business activity is dependent upon the continued financial support of its shareholders and its ability to obtain the necessary equity financing and attain profitable operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all amounts on deposit with financial institutions and highly liquid investments with maturities of 90 days or less to be cash equivalents.  At February 29, 2008, the Company did not have any cash equivalents.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar.  Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 Foreign Currency Translation, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income.  Foreign currency transactions are primarily undertaken in Canadian dollars.  The Company has not to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Comprehensive Income (Loss)

Comprehensive Income (loss) reflects changes in equity that results from transactions and economic events from non-owner sources.  At February 29, 2008 and February 28, 2007, the Company has no items that represent a comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in the financial statements.

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
February 29, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Mineral Property Costs

The Company has been in the exploration stage since its inception on October 3, 2005 and has not yet realized any revenues from its planned operations.  It is primarily engaged in the acquisition and exploration of mining properties.  Mineral property exploration costs are expensed as incurred.  Mineral property acquisition costs are initially capitalized when incurred using the guidance in the Emerging Issues Task Force (EITF) 04-02, Whether Mineral Rights are Tangible or Intangible Assets.  The Company assesses the carrying costs for impairment under SFAS No. 144, Accounting for Impairment or Disposal of Long Lived Assets at each fiscal quarter end.  An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property.  Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value.

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized.  Such costs will be amortized using the units-of-production method over the estimated life of the probable reserves.  If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Asset Retirement Obligations

SFAS No. 143 (SFAS 143), Accounting for Asset Retirement Obligations addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.    Specifically, SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and subsequently allocated to expense over the asset’s useful life.  At February 29, 2008, the Company did not have any asset retirement obligations.

Financial Instruments

Foreign Exchange Risk

The Company is subject to foreign exchange risk for transactions denominated in foreign currencies.  Foreign currency risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar.  The Company does not believe that it has any material risk due to foreign currency exchange.

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts payable, accrued administrative fees and accrued professional fees.  The fair value of these financial instruments approximate their carrying values due to their short maturities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash deposits. At February 29, 2008 and February 28, 2007, the Company had approximately $2,000 and $39,000, respectively in cash that was not insured.  This cash is on deposit with a major chartered Canadian bank.  As part of its cash management process, the Company performs periodic evaluations of the relative credit standing of this financial institution.  The Company has not experienced any losses in cash balances and does not believe it is exposed to any significant credit risk on its cash.

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
February 29, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Accounting Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The Company’s financial statements are based on a number of estimates, including accruals for estimated administrative and professional fees.

Income Taxes

Income tax expense is based on pre-tax financial accounting income.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Basic and Diluted Net (Loss) Per Common Share (“EPS”)

Basic net (loss) per share is computed by dividing the net (loss) attributable to the common stockholders by the weighted average number of common shares outstanding during the reporting period.  Diluted net income per common share includes the potential dilution that could occur upon exercise of the options and warrants to acquire common stock computed using the treasury stock method which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options and warrants (which were assumed to have been made at the average market price of the common shares during the reporting period).

Potential common shares are excluded from the diluted loss per share computation in net loss periods as their inclusion would be anti-dilutive.

At February 29, 2008 and February 28, 2007, the Company had issued 5,230,000 common shares and had no outstanding options or warrants.

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
February 29, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment (SFAS 123(R)), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation.  SFAS 123(R) was effective for public companies for the first fiscal year beginning after June 15, 2005, supersedes Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows.  SFAS 123(R) eliminates the option to use APB 25’s intrinsic value method of accounting and requires recording expense for stock compensation based on a fair value based method.

The adoption of SFAS 123(R) did not have a material effect on the Company’s financial condition or results of operations because since inception the Company has not entered into any share-based transactions.

Reclassifications

Certain amounts from 2007 have been reclassified to conform to current year presentation.

Recent Accounting Pronouncements

 In September 2006, the FASB issued SFAS No. 157 (SFAS 157), Fair Value Measurements.   SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157 will be effective for the Company on March 1, 2008. The adoption of SFAS 157 is not expected to have a material impact on our financial statements.

 In September 2006, the FASB issued SFAS 158 (SFAS 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).   This statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The Company was required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.  The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008, or February 28, 2009 for the Company. Adoption of SFAS 158 is not expected to have a material impact on our financial statements.

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
February 29, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.   SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 will be effective for the Company on March 1, 2008. Adoption of SFAS 159 is not expected to have a material impact on the Company’s financial statements.

 In June 2007, the EITF of the FASB reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities must be deferred and capitalized.  As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts must be recognized as an expense.  This issue is effective for financial statements issued for fiscal years beginning after December 15, 2007 and earlier application is not permitted. This consensus is to be applied prospectively for new contracts entered into on or after the effective date.  EITF 07-03 will be effective for the Company on March 1, 2008.  The pronouncement is not expected to have a material effect on our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which replaces SFAS 141, Business Combinations.  SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions.  This statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  SFAS 141(R) will be effective for the Company on March 1, 2009.  We do not expect the adoption of SFAS 141(R) to have a significant impact on our financial statements.

In December 2007, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature.  Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement amounts related to the arrangements.  Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however, required disclosure under EITF 07-1 applies to the entire collaborative agreement.  This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 will be effective for the Company on March 1, 2009.  We do not expect the adoption of EITF 07-1 to have a significant impact on our financial statements.

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
February 29, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements.  SFAS 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity.  This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income.  Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value.  The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment.  The statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  This statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  SFAS 160 will be effective for the Company on March 1, 2009.  We do not expect the adoption of SFAS 160 to have a significant impact on our financial statements.

In February 2008 the FASB staff issued Staff Position No. 157-2 (FSP FAS 157-2) Effective date of FASB Statement No.157.  FSP FAS 157-2 delayed the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The provisions of FSP FAS 157-2 will be effective for us on March 1, 2009.

 In March 2008, the FASB issued SFAS No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (SFAS 133).   This statement is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for fiscal years beginning after November 15, 2008.  SFAS 161 will be effective for the Company on March 1, 2009.  The Company is currently evaluating the impact adoption of SFAS 161 may have on its financial statement disclosures.

NOTE 3 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to locate profitable mineral properties, generate revenues from its mineral production and control production costs. Based upon current plans, the Company expects to incur operating losses in future periods.  As at February 29, 2008, the Company had a working capital deficit of $18,049 and accumulated losses of $74,549 since inception.  These factors raise substantial doubt regarding the Company’s ability to continue as a going

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
February 29, 2008

NOTE 3 – GOING CONCERN, continued

concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company recognized donated rent at $250 per month and donated services provided by the President of the Company at $500 per month until January 31, 2007.  Between March 1, 2006 and January 31, 2007 the Company recognized $2,750 in donated rent and $5,500 in donated services.  Subsequent to January 31, 2007, these services were contracted out at $1,000 per quarter to a non-related company.

All of the Company’s mineral claims are registered in the name of the President of the Company and pursuant to a trust agreement are held in trust on behalf of the Company (see Note 5).

On November 28, 2005, the Company issued 3,000,000 common shares to its President and on February 28, 2006, the Company issued a total of 25,000 common shares to relatives of its President (see Note 6).

At February 29, 2008 and February 28, 2007, the Company was indebted to its President in the amounts of $6,051 and $500 respectively.

NOTE 5 - MINERAL PROPERTIES

On January 30, 2006, the Company staked a mineral claim near Atlin, British Columbia, Canada, comprising an area of 410.65 hectares.  The Company is required to incur approximately $1,680  (CDN$1,643) each year on or before 2009 and approximately $3,350 (CDN$3,285) on or before January 30, 2010 and each year thereafter in exploration expenditures or pay the equivalent sum in cash in lieu of work, in order to retain title to the claims.  In January 2008, the Company paid $1,635 (CDN$1,643) in cash to the Province of British Columbia, in lieu of work, to retain title to the claims until January 30, 2009.

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

On November 10, 2006, the Company issued 105,000 common shares at $0.05 per share for proceeds of $5,250.

NOTE 7 – INCOME TAXES

Income tax expense has not been recognized for the years ended February 29, 2008 and February 28, 2007 and no taxes were payable at February 29, 2008 or February 28, 2007, because the Company has incurred losses since its inception.

The Company’s net operating losses (NOL’s) for the years ended February 29, 2008 and February 28, 2007, were:

2008	2007
$52,206	$17,912
$52,206	$17,912

At February 29, 2008 and February 28, 2007 the Company had the following deferred tax assets that primarily relate to NOL’s.  A 100% valuation allowance has been established as management believes it is more likely than not that the deferred tax assets will not be realized.

	2008	2007
Federal loss carryforwards	$26,092	$7,597
Less: valuation allowance	(26,092)	(7,597)
	$-	$-

The Company’s valuation allowance increased during 2008 and 2007 by $18,495 and $6,090 respectively.

The Company had the following NOL carryforwards at February 29, 2008 and February 28, 2007:

2008	2007
$74,549	$22,343
$74,549	$22,343

The federal NOL’s begin to expire in 2026.  The Company is a Nevada corporation and is not subject to state taxes.

Item 8.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Since inception on October 3, 2005, there were no disagreements with Kushi’s accountants on any matter of accounting principle or practices, financial statement disclosure or auditing scope or procedure. In addition, there were no reportable events as described in Item 304(a)(1)(iv)(B)1 through 3 of Regulation S-B that occurred within Kushi’s two most recent fiscal years and the subsequent interim periods.  Kushi’s Independent Registered Public Accounting Firm from inception to the current date is Madsen & Associates CPA’s, Inc., 684 East Vine Street, #3, Murray, Utah, 84107.

Item 8A.  Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including Rajan Rai, Kushi’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Mr. Rai has evaluated the effectiveness of the design and operation of Kushi’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this annual report (the “Evaluation Date”).  Based on such evaluation, Mr. Rai has concluded that, as of the Evaluation Date, Kushi’s disclosure controls and procedures are effective to alert Kushi on a timely basis to any material information required to be included in the reports to be filed or submitted under the Exchange Act and to ensure that the information required to be disclosed in those reports is recorded, processed, summarized and reported as and when required.

Changes in Internal Controls

During the quarter of the fiscal year covered by this report, there were no changes in Kushi’s internal controls or, to Kushi’s knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, these controls and procedures subsequent to the Evaluation Date.

Item 8B.  Other Information

During the fourth quarter of the fiscal year covered by this Form 10-KSB, Kushi reported all information that was required to be disclosed in a report on Form 8-K.

PART III

Item 9.                      Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

(a)           Identify Directors and Executive Officers

Any director of Kushi is elected by the stockholders to a term of one year and serves until his successor is elected and qualified.  Any officer of Kushi is appointed by the board of directors to a term of one year and serves until his successor is duly appointed and qualified, or until he is removed from office.  The board of directors has no nominating, auditing or compensation committees.

The name, age and position of Kushi’s sole officer and director is set forth below:

Name	Age	Positions
Rajan Rai	33	Chief Executive Officer, President, Chief Financial Officer, Treasurer, Corporate Secretary, and sole member of Kushi’s board of directors

Rajan Rai ● Mr. Rai (33 years old) has been the sole director and officer of Kushi since inception. For the past five years, Mr. Rai has been self-employed as a consultant and is a part owner in a real estate development and management company.

Page - 36

Given that Mr. Rai has no previous experience in mineral exploration or operating a mining company, he intends to perform his job for Kushi by engaging consultants who have experience in the areas where he is lacking.

Though Mr. Rai does not work with any other mineral exploration companies other than Kushi, he may in the future.  Kushi does not have any written procedures in place to address conflicts of interest that may arise between its business and the future business activities of Mr. Rai.

(b)           Identify Significant Employees

Kushi has no significant employees other than Mr. Rai who is Kushi’s sole director and officer.  Mr. Rai will devote approximately 20 hours per week or 33% of his working time to Kushi’s business.  For Kushi’s accounting requirements management utilizes the consulting services of DaCosta Management Corp. of Vancouver, Canada to assist in the preparation of Kushi’s annual and interim financial statements in accordance with accounting principles generally accepted in the United States.

(c)           Family Relationships

There are no family relationships among the directors, executive officers or persons nominated or chosen by Kushi to become directors or executive officers.

(d)           Involvement in Certain Legal Proceedings

(1)
No bankruptcy petition has been filed by or against any business of which any director was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

(2)	No director has been convicted in a criminal proceeding and is not subject to a pending criminal proceeding (excluding traffic violations and other minor offences).

(3)
No director has been subject to any order, judgement, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

(4)
No director has been found by a court of competent jurisdiction (in a civil action), the Securities Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated.

(e)           Compliance with Section 16(a) of the Exchange Act.

All reports were filed with the SEC on a timely basis and Kushi is not aware of any failures to file a required report during the period covered by this annual report, with the exception of the following.  Rajan Rai failed to file a Form 5 (Annual Statement of Beneficial Ownership).

(f)           Nomination Procedure for Directors

Kushi does not have a standing nominating committee; recommendations for candidates to stand for election as directors are made by the board of directors.  Kushi has not adopted a policy that permits shareholders to recommend nominees for election as directors or a process for shareholders to send communications to the board of directors.

(g)           Audit Committee Financial Expert

Kushi has no financial expert.  Management believes the cost related to retaining a financial expert at this time is prohibitive.

(h)           Identification of Audit Committee

Kushi does not have a separately-designated standing audit committee.  Rather, Kushi’s entire board of directors perform the required functions of an audit committee.  Currently, Rajan Rai is the only member of Kushi’s audit committee.  Mr. Rai meets Kushi’s independent requirements for an audit committee member.  See Item 12. (c)  Director independence below for more information on independence.

Page - 37

Kushi’s audit committee is responsible for: (1) selection and oversight of Kushi’s independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by Kushi’s employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

As of February 29, 2008, Kushi did not have a written audit committee charter or similar document.

(i)           Code of Ethics

Kushi has adopted a code of ethics that applies to all its executive officers and employees, including its CEO and CFO.  See Exhibit 14 – Code of Ethics for more information.  Kushi undertakes to provide any person with a copy of its code of ethics free of charge.  Please contact Rajan Rai at 778-835-9200 to request a copy of Kushi’s code of ethics.  Management believes Kushi’s code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Item 10.  Executive Compensation.

Kushi has paid $nil in compensation to its named executive officers during its 2008 fiscal year.  The table below summarizes all compensation awarded to, earned by, or paid to Kushi’s sole officer for all services rendered in all capacities to Kushi for the fiscal periods indicated.

Summary Compensation Table
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan ($) (g)	Non-qualified Deferred Compen- sation Earnings ($) (h)	All other compen-sation ($) (i)	Total ($) (j)
Rajan Rai CEO and President, Director Oct 2005- present	2008 2007 2006	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil

Kushi’s sole director has not received any monetary compensation since Kushi’s inception to the date of this report.  Kushi currently does not pay any compensation to the directors serving on its board of directors.

Since Kushi’s inception, no stock options, stock appreciation rights, or long-term incentive plans have been granted, exercised or repriced.

Currently, there are no arrangements between Kushi and any of its directors or between any of the subsidiaries and any of its directors whereby such directors are compensated for any services provided as directors.

Also, Kushi does not have an employment agreement or consulting agreement with Rajan Rai, Kushi’s sole officer and director, and Kushi does not pay any salary to him.  There is an understanding between Kushi and Mr. Rai that he will work for Kushi at no cost.  Mr. Rai will not be compensated for past, current, or future work.  Also, there are no employment agreements or other compensating plans or arrangements with regard to any named executive officer that provide for specific compensation in the event of resignation, retirement, other termination of employment or from a change of control of Kushi or from a change in a named executive officer’s responsibilities following a change in control.

Page - 38

Item 11.  Security Ownership of Certain Beneficial Holders and Management.

(a)           Security Ownership of Certain Beneficial Owners (more than 5%)

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner [1]	(4) Percent of Class [2]
shares of common stock	Rajan Rai 2215 South West Marine Drive Vancouver, British Columbia V6P 6C1 Canada	3,000,000	57.4%

[1]  The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-KSB from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.

[2] Based on 5,230,000 shares of shares of common stock issued and outstanding as of May 29, 2008.

(b)           Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
shares of common stock	Rajan Rai 2215 South West Marine Drive Vancouver, British Columbia V6P 6C1 Canada	3,000,000	57.4%
shares of common stock	Directors and Executive Officers (as a group)	3,000,000	57.4%
[1] Based on 5,230,000 shares of shares of common stock issued and outstanding as of May 29, 2008.

(c)           Changes in Control

Kushi is not aware of any arrangement that may result in a change in control of Kushi.

Item 12.  Certain Relationships and Related Transactions, and Director Independence.

(a)           Transactions with Related Persons

Since the inception of Kushi on October 3, 2005, no director, executive officer, security holder, or any immediate family of such director, executive officer, or security holder has had any direct or indirect material interest in any transaction or currently proposed transaction, which Kushi was or is to be a participant, that exceeded the lesser of (1) $120,000 or (2) one percent of the average of Kushi’s total assets at year-end for the last three completed fiscal years, except for the following:

Claim Payments

In return for Rajan Rai holding the one mineral claim in trust for Kushi, Kushi has agreed to make payments on behalf of Mr. Rai to keep the Bee Peak Claim in good standing with the Province of British Columbia.  Kushi anticipates the amount of the payments to be made on behalf of Mr. Rai to be approximately $1,700 (CDN$1,650) annually for the next two years.

Donated Services and Rent

Rajan Rai, Kushi’s sole officer and director, donates services and rent to Kushi that are recognized on its financial statements.  From inception on October 3, 2005 to January 31, 2008, Kushi recognized a total of $8,000 for donated services at a rate of $500 per month and $4,000 for donated rent at a rate of $250 per month.

(b)           Promoters and control persons

Since the inception of Kushi on October 3, 2005, Rajan Rai has been the sole promoter of Kushi’s business, but has not received anything of value from Kushi nor is he entitled to receive anything of value from Kushi for services provided as a promoter of the business of Kushi.  Also, since inception, Kushi has not paid any promoter for services provided as a promoter of Kushi.

Page - 39

(c)           Director independence

Kushi’s sole director currently is Rajan Rai.  Pursuant to Item 407(a)(1)(ii) of Regulation S-B of the Securities Act, Kushi’s board of directors has adopted the definition of “independent director” as set forth in Rule 4200(a)(15) of the NASDAQ Manual.  In summary, an “independent director” means a person other than an executive officer or employee of Kushi or its subsidiaries or any other individual having a relationship which, in the opinion of Kushi’s board of directors, would interfere with the exercise of independent judgement in carrying out the responsibilities of a director, and includes any director who accepted any compensation from Kushi in excess of $200,000 during any period of 12 consecutive months with the three past fiscal years.  Also, the ownership of Kushi’s stock will not preclude a director from being independent.

In applying this definition, Kushi’s board of directors has determined that Mr. Rai does not qualify as an “independent director” pursuant to Rule 4200(a)(15) of the NASDAQ Manual

As of the date of the report, Kushi did not maintain a separately designated compensation or nominating committee.
Kushi has also adopted this definition for the independence of the members of its audit committee.  Rajan Rai serves on Kushi’s audit committee.  Kushi’s board of directors has determined that Mr. Rai is not “independent” for purposes of Rule 4200(a)(15) of the NASDAQ Manual, applicable to audit, compensation and nominating committee members, and is not “independent” for purposes of Section 10A(m)(3) of the Securities Exchange Act.

Item 13.  Exhibits.

(a)           Index to and Description of Exhibits.

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

Item 14.  Principal Accounting Fees and Services

(1)  Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for Kushi’s audit of consolidated annual financial statements and for review of financial statements included in Kushi’s Form 10-QSB’s or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2008 - $12,500 – Madsen & Associates CPA’s, Inc.
2007 - $nil – Madsen & Associates CPA’s, Inc.

Page - 40

(2)  Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Kushi’s consolidated financial statements and are not reported in the preceding paragraph:

2008 - $nil – Madsen & Associates CPA’s, Inc.
2007 - $nil – Madsen & Associates CPA’s, Inc.

(3)  Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008 - $1,075– Madsen & Associates CPA’s, Inc.
2007 - $nil – Madsen & Associates CPA’s, Inc.

 (4)  All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008 - $nil – Madsen & Associates CPA’s, Inc.
2007 - $nil – Madsen & Associates CPA’s, Inc.

 (6)  The percentage of hours expended on the principal accountant’s engagement to audit Kushi’s consolidated financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was nil %.
Page - 41

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Kushi Resources Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

KUSHI RESOURCES INC.

By:/s/ Rajan Rai

Name:                      Rajan Rai
Title:                      CEO, President, and Principal Executive Officer
Dated:                      May 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Kushi Resources Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Rajan Rai
President, Chief Executive Officer,
Principal Executive Officer, Chief Financial Officer, Principal Financial Officer,
Principal Accounting Officer,
 Corporate Secretary, Treasurer
and Member of the Board of Directors
May 29, 2008

Page - 42

Exhibit 31

Page - 43

KUSHI RESOURCES INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Rajan Rai, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Kushi Resources Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the consolidated financial statements, and other financial information included in this report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

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

Date:  May 29, 2008

/s/ Rajan Rai
Rajan Rai
Chief Executive Officer

Page - 44

KUSHI RESOURCES INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Rajan Rai, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Kushi Resources Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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

Date:  May 29, 2008

/s/ Rajan Rai
Rajan Rai
Chief Financial Officer

Page - 45

Exhibit 32

Page - 46

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Kushi Resources Inc. (the “Company”) on Form 10-KSB for the period ending February 29, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Rajan Rai, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Rajan Rai
Rajan Rai
Chief Executive Officer

May 29, 2008

Page - 47

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Kushi Resources Inc. (the “Company”) on Form 10-KSB for the period ending February 29, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Rajan Rai, Chief Financial Officer, Treasurer, and Secretary of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Rajan Rai
Rajan Rai
Chief Financial Officer

May 29, 2008

Page - 48