Form 10-Q
period 2008-05-31
Kushi Resources Inc
filed 2008-07-15
CIK 1405286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     May 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number     000-53008

KUSHI RESOURCES INC.
(Exact name of registrant as specified in its charter)

Nevada	00-0000000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2215 South West Marine Drive, Vancouver, British Columbia, Canada	V6P 6C1
(Address of principal executive offices)	(Zip Code)
604-835-9200
(Registrant’s telephone number, including area code)
n/a
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 [ X ] Yes         [    ]  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act.

Larger accelerated filer                                                [     ]                                                                                                      Accelerated filer[     ]
Non-accelerated filer                                                     [     ]  (Do not check if a smaller reporting company)                  Smaller reporting company[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ X ] Yes         [   ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at July 14, 2008
common stock - $0.001 par value	5,230,000

Page - 1

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements.

KUSHI RESOURCES INC.
 (An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

May 31, 2008

(Unaudited)

Page - 2

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	May 31,	February 29,
	2008	2008
	(Unaudited)
ASSETS

Current assets:

Cash	$784	$1,916

Total assets	$784	$1,916

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

Accounts payable	$31,453	$3,575
Accrued administrative fees	4,240	3,180
Accrued professional fees	4,581	7,159
Due to related party	6,014	6,051

Total liabilities	46,288	19,965

Commitments and contingencies	-	-

Stockholders' deficit:
Common stock; authorized 75,000,000; $0.001 par value; 5,230,000
issued and outstanding at May 31, 2008 and February 29, 2008	5,230	5,230
Additional paid in capital	51,270	51,270
Deficit accumulated during the exploration stage	(102,004)	(74,549)

Total stockholders' deficit	(45,504)	(18,049)

Total liabilities and stockholders' deficit	$784	$1,916

The accompanying notes are an integral part of these financial statements

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

			From
	Three Months Ended		October 3, 2005
	May 31,		(Inception) to
	2008	2007	May 31, 2008

Operating Expenses:

Administrative	$1,060	$3,000	$8,510
Bank charges and interest	20	18	631
Donated rent	-	-	4,000
Donated services	-	-	8,000
Exploration and development costs	12,452	-	22,044
Professional fees	12,848	690	55,919
Regulatory	1,075	-	2,900

Net loss	$(27,455)	$(3,708)	$(102,004)

Net loss per share:
Basic and diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding:
Basic and diluted	5,230,000	5,230,000

The accompanying notes are an integral part of these financial statements

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months		From October 3,
	Ended May 31,		2005 (Inception)
	2008	2007	to May 31, 2008

Cash flow from operating activities:
Net loss	$(27,455)	$(3,708)	$(102,004)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Donated rent and services	-	-	12,000
Changes in operating assets and liabilities:			-
Accounts receivable	-	(305)	-
Accounts payable	27,878	6,896	31,453
Accrued administrative fees	1,060	(1,000)	4,240
Accrued exploration fees	-	(2,500)	-
Accrued professional fees	(2,578)	751	4,581
Due to related party	(37)	-	6,014

Net cash (used in) provided by operating activities	(1,132)	134	(43,716)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Cash from issuance of common stock	-	-	49,750
Cash paid on cancellation of common stock	-	-	(5,250)

Net cash provided by financing activities	-	-	44,500

(Decrease) increase in cash during the period	(1,132)	134	784

Cash, beginning of period	1,916	38,657	-

Cash, end of period	$784	$38,791	$784

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these financial statements

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2008
(UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Nature of Operations

Kushi Resources Inc. (“Kushi”) was incorporated on October 3, 2005, under the laws of the State of Nevada. Kushi’s principal business is the acquisition and exploration of mineral resources in northern British Columbia, Canada.  Kushi has not presently determined whether its properties contain mineral reserves that are economically recoverable.  Kushi has not commenced significant operations and is considered an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (SFAS) No.7 Accounting and Reporting by Development Stage Enterprises.  In these notes, the terms Company, we, us or our mean Kushi.

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements included in the Annual report on Form 10-KSB of Kushi Resources Inc. for the year ended February 29, 2008.  In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended May 31, 2008 are not necessarily indicative of the results that may be expected for any other interim period or the entire year.  For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended February 29, 2008 included in the Company’s report on Form 10-KSB.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157 (SFAS 157), Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements.  SFAS 157 was effective for the Company as of March 1, 2008.  The adoption of SFAS 157 did not have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date.  The Company adopted SFAS 159 on March 1, 2008.  The adoption of SFAS 159 did not have a material impact on the Company’s financial statements as the Company did not elect the fair value option for any of its financial assets or liabilities.

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2008
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

In June 2007, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3).  EITF 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities must be deferred and capitalized.  As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts must be recognized as an expense.  This issue is effective for financial statements issued for fiscal years beginning after December 15, 2007 and earlier application is not permitted.  This consensus is to be applied prospectively for new contracts entered into on or after the effective date.  The Company adopted EITF 07-03 on March 1, 2008.  The adoption of EITF 07-03 did not have a material effect on our financial statements.

In May, 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  SFAS 162 is effective 60 days following the U.S. Securities and Exchange Commission’s (SEC’s) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company is currently reviewing the effect, if any; the proposed guidance will have on its financial statement disclosures.

NOTE 3 – GOING CONCERN

These unaudited financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has not generated any revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to locate profitable mineral properties, generate revenues from its mineral production and control production costs.  Based upon current plans, the Company expects to incur operating losses in future periods.  At May 31, 2008, the Company had a working capital deficit of $45,504 and accumulated losses of $102,004 since inception.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  There is no assurance that the Company will be able to generate revenues in the future.  These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

NOTE 4 - RELATED PARTY TRANSACTIONS

All of the Company’s mineral claims are registered in the name of the President of the Company and pursuant to a trust agreement are held in trust on behalf of the Company (see Note 5).

At May 31, 2008 and February 29, 2008 the Company was indebted to its President in the amounts of $6,014 and $6,051 respectively.

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2008
(UNAUDITED)

NOTE 5 - MINERAL PROPERTIES

On January 30, 2006, the Company staked a mineral claim near Atlin, British Columbia, Canada, comprising an area of 410.65 hectares.  The Company is required to incur approximately $1,655  (CDN$1,643) each year on or before 2009 and approximately $3,300 (CDN$3,285) on or before January 30, 2010 and each year thereafter in exploration expenditures or pay the equivalent sum in cash in lieu of work, in order to retain title to the claims.  In January 2008, the Company paid $1,653 (CDN$1,643) in cash to the Province of British Columbia, in lieu of work, to retain title to the claims until January 30, 2009.
During the three month period ended May 31, 2008, the Company spent $12,452 on exploration.

NOTE 6 - COMMON STOCK

On November 28, 2005, the Company issued 3,000,000 common shares at $0.001 per share for cash of $3,000 to its President.

On January 30, 2006, the Company issued 1,900,000 common shares at $0.01 per share for cash of $19,000.

On February 28, 2006, the Company issued 450,000 common shares at $0.05 per share for cash of $22,500.  25,000 of these common shares were issued to relatives of the President.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Forward Looking Statements

The information in this quarterly report on Form 10-Q contains forward-looking statements.  These forward-looking statements involve risks and uncertainties, including statements regarding Kushi’s capital needs, business strategy and expectations.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  Actual events or results may differ materially from those events or results included in the forward-looking statements.  In evaluating these statements, you should consider various factors, including the risks, outlined from time to time in the reports Kushi files with the Securities and Exchange Commission.  Some, but not all, of these risks include, among other things:

•	Kushi’s inability to obtain the financing it needs to continue its operations;

•	changes in regulatory requirements that adversely affect Kushi’s business;

•	loss of Kushi’s key personnel;

•	Kushi’s inability to locate a viable mineral property; and

•	risks over which Kushi has no control, such as a general downturn in the economy which may adversely affect discretionary spending by consumers.

Kushi does not intend to update forward-looking statements.  You should refer to and carefully review the information in future documents Kushi files with the Securities and Exchange Commission.

General

This discussion and analysis should be read in conjunction with Kushi’s interim unaudited financial statements and related notes included in this Form 10-Q and the audited financial statements and related notes thereto included in Kushi’s Annual Report on Form 10-KSB for the fiscal year ended February 29, 2008.  The inclusion of supplementary analytical and related information herein may require Kushi to make estimates and assumptions to enable it to fairly present, in all material respects, its analysis of trends and expectations with respect to its results of operations and financial position taken as a whole.  Actual results may vary from the estimates and assumptions Kushi makes.

Kushi Resources Inc. means “we”, “us” or “our” and will be referred to as such throughout the balance of this document.

Overview

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

Page - 9

The Claim is presently in good standing.  During the three months ended May 31, 2008, we spent approximately $12,500 on a helicopter-supported magnetic survey of the Claim.

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

A summary of our significant accounting policies is included in our Annual Report on Form 10-KSB for the fiscal year ended February 29, 2008.  Significant accounting policies which either affect us or have been developed since February 29, 2008, are summarized below.

Financial Instruments

Foreign Exchange Risk

We are subject to foreign exchange risk for transactions denominated in foreign currencies.  Foreign currency risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar.  We do not believe that we have any material risk due to foreign currency exchange.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash deposits.  At May 31, 2008 and February 29, 2008, we had approximately $800 and $2,000, respectively in cash that was not insured.  This cash is on deposit with a major chartered Canadian bank.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of this financial institution.  We have not experienced any losses in cash balances and we do not believe we are exposed to any significant credit risk on our cash.

Mineral Property Costs

We have been in the exploration stage since inception on October 3, 2005 and have not yet realized any revenues from our planned operations.  We are primarily engaged in the acquisition and exploration of mining properties.  We expense mineral property exploration costs as they are incurred.  Mineral property acquisition costs are initially capitalized, when incurred, using the guidance in the Emerging Issues Task Force (EITF) 04-02, Whether Mineral Rights are Tangible or Intangible Assets.  We assess the carrying costs for impairment under SFAS No. 144, Accounting for Impairment or Disposal of Long Lived Assets at each fiscal quarter end.  An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property.  Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value.  During the three months ended May 31, 2008 and May 31, 2007, we expensed $12,452 and $0 respectively, in mineral property exploration and development costs.

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

Page - 10

Asset Retirement Obligations

SFAS No. 143 (SFAS 143), Accounting for Asset Retirement Obligations addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  Specifically, SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and subsequently allocated to expense over the asset’s useful life.  At May 31, 2008, we did not have any asset retirement obligations.

Foreign Currency Translation

Our functional and reporting currency is the United States dollar.  Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 Foreign Currency Translation, using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income.  Foreign currency transactions are primarily undertaken in Canadian dollars.  We have not, to the date of this filing, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Recent Accounting Pronouncements

Refer to Note 2, of our Notes to the Financial Statements filed in our Form 10-KSB, for a discussion of our recent accounting standards and pronouncements.  The following accounting pronouncements were issued or adopted subsequent to February 29, 2008:

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157 (SFAS 157), Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements.  SFAS 157 was effective for us on March 1, 2008.  The adoption of SFAS 157 did not have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date.  We adopted SFAS 159 on March 1, 2008.  The adoption of SFAS 159 did not have a material impact on our financial statements as we did not elect the fair value option for any of our financial assets or liabilities.

In June 2007, the EITF of the FASB reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3).  EITF 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities must be deferred and capitalized.  As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts must be recognized as an expense.  This issue is effective for financial statements issued for fiscal years beginning after December 15, 2007 and earlier application is not permitted.  This consensus is to be applied prospectively for new contracts entered into on or after the effective date.  We adopted EITF 07-03 on March 1, 2008.  The adoption of EITF 07-03 did not have a material effect on our financial statements.

In May, 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  SFAS 162 is effective 60 days following the U.S. Securities and Exchange Commission’s (SEC’s) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  We are currently reviewing the effect, if any; the proposed guidance will have on our financial statement disclosures.

Page - 11

Plan of Operation

Exploration Plan

Our plan of operation for the next 12 months is to complete the following objectives within the time periods specified, subject to obtaining any additional funding necessary for the continued exploration of the Claim.  We do not have enough funds to complete our proposed three phase mineral exploration program, which we plan to complete in the summer of 2010 if the results of our Phase One and Phase Two exploration programs are encouraging.  The following is a brief summary of our three phase mineral exploration program.

1.
The anniversary date of the Claim is January 30, 2009.  Between January 31, 2008 and January 31, 2009, we must expend a minimum of $1,653 (CDN $1,643) on the property or pay this amount to the Province of British Columbia, in lieu of filing exploration expenses, in order to keep the Claim in good standing.  During the three months ended May 31, 2008 we spent $12,452 on the Claim.

2.
As recommended by our consulting geological technician, we commenced Phase One of the mineral exploration program during April 2008.  Phase One is expected to cost approximately $25,850 (CDN$25,700).  As of date of this filing we had conducted a review of the available geochemical data for the region, including data from the area close to the Claim.  Between March 20 and April 21 a helicopter-assisted magnetic survey was carried out on the Claim.  We paid $12,452 for this survey and a geophysical report on the helicopter-supported magnetic survey.  We received the report on June 18, 2008 and we are currently evaluating the results of this report to determine if we will proceed with Phase One of our mineral exploration program.  If we decide to proceed we will send a team to the claim for a period of 14 days.  During this period the crew will generally survey the Claim seeking any outcroppings and locating streams.  An outcropping is a part of a rock formation that appears above the surface of the surrounding land.  The crew will use global positioning equipment and take a total of 80 samples, including rock, stream sediment, and stream sediment panned concentrate samples.  All samples will be bagged and tagged for location, date and time for later analysis.

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

4.
If Phase Two of the mineral exploration program were to proceed, our consulting geological technician has indicated that we should budget approximately $65,400 (CDN $65,000) for Phase Two, but depending on efficiencies, field conditions and the scope of surveys, and trenching, the budget may be closer to $150,900 (CDN $150,000).  If we proceed with Phase Two we would do so between June and September 2009.  A prospector and geologist will helicopter onto the Bee Peak Claim and will stay for a period of 10 days.  During this period the crew will use global positioning equipment and will obtain 50 samples from locations that are to be determined during the Phase One review.  All samples will be bagged and tagged for location, date and time for later analysis.  Also, the program will include further rock and soil geochemistry sampling, a limited amount of trenching using hand tools and dynamite, additional geochemical sampling, and simple geophysical survey methods.  After this period is over the crew will return to Atlin by helicopter.

Page - 12

5.
In the case that Phase Two of the mineral exploration program takes place, we will review the results in the winter of 2009.  If we are able to continue to confirm elevated metal values at specific hand drilled targets we will consider Phase Two a success and would plan for Phase Three of the mineral exploration program.  Phase Three is expected to cost at least $192,100 (CDN $191,000) and will be speculative, depending on the location and configuration of the mineral zones.  It is likely that further geophysical surveys with different techniques or more densely spaced observations will be required to assist in designing a program of diamond drill holes to test the deeper potential of the best parts of the Bee Peak Claim.  Costs, including, the cost of a limited drilling campaign, are difficult to estimate but in a somewhat remote area like the Been Peak Claim are likely to be fairly high.  At this stage, we would seek to link with a major resource company in a joint venture relationship in recognition of financing requirements.  If we go ahead with Phase Three it would commence in June 2010.

At May 31, 2008, we had a cash balance of $784.  We will have to raise additional funds to continue with Phase One of our mineral exploration program.

During the next 12 months, we do not anticipate generating any revenue and additional funds will be required.  The additional funding will come from equity financing from the sale of our common stock or sale of part of our interest in the Claim.  If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in Kushi.  We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund the mineral exploration program.  In the absence of such financing, our business will fail.

We may consider entering into a joint venture partnership by linking with a major resource company to provide the required funding to complete Phase Three of the mineral exploration program.  We have not undertaken any efforts to locate a joint venture partner for Phase Three.  If we enter into a joint venture arrangement, we will assign a percentage of our interest in the Claim to the joint venture partner.

Based on the nature of our business, management anticipates incurring operating losses in the foreseeable future.  We base this expectation, in part, on the fact that very few mineral claims in the exploration stage ultimately develop into producing, profitable mines.  Our future financial results are also uncertain due to a number of factors, some of which are outside our control.  These factors include, but are not limited to:

a)	our ability to raise additional funding;
b)	the market price for minerals;
c)	the results of our proposed exploration programs on the Claim; and
d)	our ability to find joint venture partners for the development of our interest in the Claim.

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

Transportation Purchase Plan

The transportation costs of Phase One are comprised of helicopter service from Atlin to the Claim.  For Phase One, $6,940 (CDN$6,900) will be budgeted to allow for four hours of helicopter trips from Atlin, British Columbia to the Claim and for travel expenses to review files at the Geological Survey Branch in Victoria and Vancouver, British Columbia.  Also included in the budget will be the mobilization costs to and from the Atlin mining district.

Page - 13

Equipment Purchase Plan

We will purchase camp equipment and prospecting supplies for Phase One.  The expected cost of the camp equipment such as tents, stove, and other typical camping equipment will be $1,005 (CDN$1,000).

Consumable Purchase Plan

We will purchase consumables including groceries and propane to provide for two persons for 14 days for Phase One of the mineral exploration program.  The expected cost of these consumables will be $1,005 (CDN$1,000).

Employee hiring (Labor) Plan

We will not hire any employees.  We will use two consulting prospectors to perform Phase One of the mineral exploration program.  The expected cost of each prospector is $332 (CDN $330) per day.  We have budgeted to pay each prospector for 14 days to conduct Phase One plus additional wages to complete a review of the regional database.  The expected cost of labor for Phase One will be $10,340 (CDN $10,300).

Sample Analysis Plan

We plan to allow for the analysis for up to 80 samples.  The estimated cost of each sample is $21 (CDN $20) per sample.  The expected cost for sample analysis will be $1,680 (CDN $1,600) for the Phase One exploration program.  Also, we will budget for $1,005 (CDN $1,000) for the assembling and reporting results of the field work and an additional $505 (CDN $500) for the purchase of maps, air photographs and publications to be reviewed in conjunction with the regional database.

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

Phase One Exploration Items	Cost Estimate
Transportation	$ 6,940
Equipment	1,005
Consumables	1,005
Labor	10,340
Sample Analysis	3,190
Contingency (15%)	3,370
Phase One Total	$ 25,850

During the three months ended May 31, 2008, we spent $12,452 for a helicopter assisted magnetic survey and a geophysical report on the Claim.  We are currently reviewing the geophysical report to determine if we will follow up with IP/resistivity surveying and proceed with Phase One of our mineral exploration program.

Page - 14

Accounting and Audit Plan

We intend to continue to have our outside consultant assist in the preparation of our quarterly and annual financial statements and have these financial statements reviewed or audited by our independent auditor.  Our outside consultant is expected to charge approximately $1,000 to prepare each of our quarterly and annual financial statements.  Our independent auditor is expected to charge approximately $1,500 to review our quarterly financial statements and approximately $7,500 to audit our annual financial statements.  In the next 12 months, we anticipate spending approximately $16,000 to pay for our accounting and audit requirements.

Risks and Uncertainties

There are a number of known material risks and uncertainties that are reasonably likely to have a material impact on our revenues, operations, liquidity and income over the short and long term.  The primary risk that we face over the long term is that the Claim may not contain a commercially viable mineral deposit.  If the Claim does not contain a commercially viable deposit, this will have a material effect on our ability to earn revenue and income as we will not be able to sell any minerals.

There are a number of industry-wide risk factors that may affect our business.  The most significant industry-wide risk factor is that mineral exploration is an inherently risky business.  Very few exploration companies go on to discover economically viable mineral deposits or reserves that ultimately result in an operating mine.  In order for us to commence mining operations we face a number of challenges, which include finding qualified professionals to conduct our proposed mineral exploration program, obtaining adequate financing to continue with our proposed mineral exploration program, locating a viable ore body, partnering with a senior mining company, obtaining mining permits, and ultimately selling minerals in order to generate revenue.

Another important industry-wide risk factor is that the price of commodities can fluctuate based on world demand and other factors.  For example, if the price of a mineral were to dramatically decline this could make our ore uneconomical to mine.  We and other companies in the mineral exploration business are relying on a price of ore that will allow us to develop a mine and ultimately generate revenue by selling minerals.

Additionally, because the Claim is in a remote region of Canada and in an area of inclement weather we face risks and uncertainties relating to the operation of our proposed mineral exploration program.  This presents both a short and long term risk to us in that poor weather could delay the proposed mineral exploration program and prevent us from exploring the Claim as planned.  This is a risk shared by many exploration companies in the same business.  We have the ability to monitor weather predictions and can preserve capital by not sending exploration crews out in poor weather conditions.  However, such weather delays could cause us to not be able to explore the Claim and not be able to file valid exploration work with the Province of British Columbia.  Failure to file valid exploration work would mean we would have to pay the Province of British Columbia in lieu of exploration in order to keep title to the Claim.  Payments in lieu of exploration are generally not an efficient use of funds since it does not advance the understanding of a potential mineral deposit.  However, these payments are sometimes required in our business.

Finally, we face the risk of not being able to finance our proposed mineral exploration program.  With each unsuccessful attempt at locating a commercially viable mineral deposit we become more and more unattractive in the eyes of investors.  Currently, we do not have sufficient funds to complete Phase One of our proposed mineral exploration program.  We will need to raise the additional financing to complete our proposed mineral exploration program.  Without adequate financing we cannot operate our exploration programs.  However, this risk is faced by all exploration companies and it is not unique to us.

Operations Review

During the three months ended May 31, 2008, we had a net loss of $27,455 or a net loss of $0.01 per share.  At May 31, 2008, our current asset consisted of cash of $784.  When this cash balance is offset against our current obligations of $31,453 in accounts payable, $4,240 in accrued administrative fees, $4,581 in accrued professional fees and $6,014 that is due to our President, Rajan Rai, we are left with a working capital deficit of $45,504.  We believe our cash position as of the date of this filing is inadequate to satisfy our working capital needs.  Over the next 12 months we anticipate that our operating costs will be approximately $80,000.

Page - 15

Over the next 12 months, we do not anticipate generating any revenue.  We plan to fund our operations through equity financing from the sale of our shares of common stock, advances from our President or other third parties, or through the sale of a part interest in the Claim.  We do not have any financing arranged and cannot provide any assurance that we will be able to raise sufficient funding from the sale of our shares of common stock or that we will be able to sell a part interest in the Claim, to cover our general and administrative expenses or to fund Phase One of the proposed mineral exploration program.

We may consider entering into a joint venture partnership with a major resource company to provide the required funding to complete any of the phases of the proposed mineral exploration program.  Although we have not attempted to locate a joint venture partner, if we enter into a joint venture arrangement, we would assign a percentage of our interest in the Claim to our joint venture partner.

Related-Party Transactions

At May 31, 2008, we were indebted to our President in the amount of $6,014 for expenses he paid on our behalf and for funds he advanced to us to cover certain expenses.  This debt is unsecured, bears no interest and has no fixed terms of repayment.

From inception to the date of this filing our director performed his services without compensation and at the date of this filing we had not determined how our director will be compensated.

The Claim is registered in the name of Kushi’s director and pursuant to a trust agreement is held in trust on Kushi’s behalf.

Results of Operations

Comparison of the Three Months Ended May 31, 2008 and 2007

Overall Results of Operations

During the three months ended May 31, 2008, Kushi had a net loss of $27,455 primarily due to professional fees and exploration and development costs.  Over the next year we expect our operating losses to increase to approximately $80,000.

Revenues

We did not have any operating revenues from inception (October 3, 2005) to the date of this filing.  To date our activities have been financed through the proceeds of share subscriptions and funds advanced to it by our President.  Due to the nature of our business we do not expect to have operating revenues within the next year.

Operating Expenses

Our operating expenses increased by $23,747 from $3,708 for the three months ended May 31, 2007 to $27,455 for the three months ended May 31, 2008.  The increase was primarily due to an increase in professional fees of approximately $12,000 for legal and audit fees associated with filing our 10-KSB and an increase in exploration and development expenses of approximately $12,000 due to our helicopter-supported magnetic survey and report.

Over the next year we anticipate that our operating costs will be approximately $80,000, which includes the estimated costs of $25,850 (CDN$25,750) to complete Phase One of our mineral exploration program, $5,000 in administrative costs, and $49,150 in professional and regulatory fees related to filing our requirements.

Page - 16

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.  We do not have any non-consolidated, special-purpose entities.

Liquidity, Capital Resources and Financial Position

At May 31, 2008, we had a cash balance of $784 and used $1,132 in cash for operations.  To date we have funded our operations with cash that we received from the sale of our common stock and advances from our President.

In the notes to our May 31, 2008 financial statements, we disclosed our uncertain ability to continue as a going concern.  We have not and do not expect to generate any revenues to cover our expenses while we are in the exploration stage and as a result we have accumulated a deficit of $102,004 since inception.  At May 31, 2008, we had $46,288 in current liabilities, when our current liabilities are offset against our current assets of $784; we are left with a working capital deficit of $45,504.  Our ability to achieve and maintain profitability and positive cash flows is dependent upon our ability to locate profitable mineral properties, generate revenues from our mineral production and control production costs.  Based upon current plans, we expect to incur operating losses in future periods.  These factors raise substantial doubt regarding our ability to continue as a going concern.  There is no assurance that we will be able to generate revenues in the future.  Our financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.  While we have successfully generated sufficient working capital through the sale of common stock and advances from our President to the date of this filing and we believe that we can continue to do so for the next year, there are no assurances that it will succeed in generating sufficient working capital through the sale of our common stock or from private loans or advances.

Net Cash Used in Operating Activities

Net cash used in operating activities during the three months ended May 31, 2008, was $1,132.  During the three months ended May 31, 2008, we used $2,578 in cash to pay accrued professional fees and $37 to pay funds advanced by our President.  Our operating costs were partially funded by increases in accounts payable of $27,878 and accrued administrative fees of $1,060.

Net Cash Used in Investing Activities

We did not have any investing activities during the three months ended May 31, 2008.

Net Cash Provided By Financing Activities

We did not have any financing activities during the three months ended May 31, 2008.

Contingencies and Commitments

Kushi did not have any contingencies or long-term commitments at May 31, 2008.

Contractual Obligations

We did not have any contractual obligations at May 31, 2008.  Kushi is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Page - 17

Internal and External Sources of Liquidity

To date we have funded our operations from the sale of our common stock and through advances from our President.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Kushi is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including Rajan Rai, Kushi’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Mr. Rai has evaluated the effectiveness of the design and operation of Kushi’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”).  Based on such evaluation, Mr. Rai has concluded that, as of the Evaluation Date, Kushi’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports Kushi files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

Changes in Internal Controls

During the last fiscal quarter covered by this report, there were no changes in Kushi’s internal controls or, to Kushi’s knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, these controls and procedures subsequent to the Evaluation Date.

Management’s Report on Internal Controls over Financial Reporting

Kushi is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Kushi is not a party to any pending legal proceedings and, to the best of Kushi’s knowledge, none of Kushi’s property or assets are the subject of any pending legal proceedings.

Page - 18

Item 1A.  Risk Factors.

Kushi is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

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

All Exhibits required to be filed with the Form 10-Q are incorporated by reference to Kushi’s documents previously filed with the SEC.

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

Page - 19

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Kushi Resources Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

KUSHI RESOURCES INC.

By:/s/ Rajan Rai
Dated:                      July 15, 2008
Name:     Rajan Rai
Title:      CEO and CFO
(Principal Executive Officer,
 Principal Financial Officer,
 and Chief Accounting Officer)

Page - 20

Exhibit 31

Page - 21

KUSHI RESOURCES INC.

CERTIFICATIONS PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Rajan Rai, certify that:

1.  I have reviewed this quarterly report on Form 10-Q for the quarter ending May 31, 2008 of Kushi Resources Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:  July 15, 2008

/s/ Rajan Rai
Rajan Rai
Chief Executive Officer

Page - 22

KUSHI RESOURCES INC.

CERTIFICATIONS PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Rajan Rai, certify that:

1.  I have reviewed this quarterly report on Form 10-Q for the quarter ending May 31, 2008 of Kushi Resources Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:  July 15, 2008

/s/ Rajan Rai
Rajan Rai
Chief Financial Officer

Page - 23

Exhibit 32

Page - 24

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Kushi Resources Inc. (the “Company”) on Form 10-Q for the period ending May 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Rajan Rai, President, Chief Executive Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Rajan Rai
Rajan Rai
Chief Executive Officer

July 15, 2008

Page - 25

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Kushi Resources Inc. (the “Company”) on Form 10-Q for the period ending May 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Rajan Rai, Chief Financial Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Rajan Rai
Rajan Rai
Chief Financial Officer

July 15, 2008

Page - 26