Form 10-Q
period 2008-08-31
Kushi Resources Inc
filed 2008-10-15
CIK 1405286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  August 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number     000-53008

KUSHI RESOURCES INC.
(Exact name of registrant as specified in its charter)

Nevada	00-0000000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
#402 – 220 Summit Boulevard, Broomfield, Colorado	80021
(Address of principal executive offices)	(Zip Code)
303-250-8869 (Registrant’s telephone number, including area code)
2215 South West Marine Drive, Vancouver, British Columbia, V6P 6C1, Canada (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 [ X ] Yes         [    ]  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act.

Larger accelerated filer                                           [     ]                                                                                                                                                               Accelerated filer                                                          [     ]
Non-accelerated filer                                                [     ]  (Do not check if a smaller reporting company)                                                                           Smaller reporting company                                      [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ X ] Yes         [   ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at October 14, 2008
common stock - $0.001 par value	5,230,000

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements.

KUSHI RESOURCES INC.
 (An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

August 31, 2008

(Unaudited)

Page - 1

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	August 31,	February 29,
	2008	2008
	(Unaudited)
ASSETS

Current assets:

Cash	$205	$1,916

Total assets	$205	$1,916

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

Accounts payable	$16,516	$3,575
Accrued administrative fees	5,300	3,180
Accrued professional fees	3,208	7,159
Due to related party	27,940	6,051

Total liabilities	52,964	19,965

Commitments and contingencies

Stockholders' deficit:
Common stock; authorized 75,000,000; $0.001 par value; 5,230,000
issued and outstanding at August 31, 2008 and February 29, 2008	5,230	5,230
Additional paid in capital	51,270	51,270
Deficit accumulated during the exploration stage	(109,259)	(74,549)

Total stockholders' deficit	(52,759)	(18,049)

Total liabilities and stockholders' deficit	$205	$1,916

The accompanying notes are an integral part of these interim financial statements

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

					From
	Three Months Ended		Six Months Ended		October 3, 2005
	August 31,		August 31,		(Inception) to
	2008	2007	2008	2007	August 31, 2008

Operating Expenses:

Administrative fees	$1,060	$1,029	$2,120	$4,029	$9,570
Bank charges and interest	(14)	17	6	35	617
Donated rent	-	-	-	-	4,000
Donated services	-	-	-	-	8,000
Exploration and development costs	-	-	12,452	-	22,044
Professional fees	5,671	21,608	18,519	22,298	61,590
Regulatory	538	-	1,613	-	3,438

Net loss	$(7,255)	$(22,654)	$(34,710)	$(26,362)	$(109,259)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding:
Basic and diluted	5,230,000	5,230,000	5,230,000	5,230,000

The accompanying notes are an integral part of these interim financial statements

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months		From October 3,
	Ended August 31,		2005 (Inception)
	2008	2007	to August 31, 2008

Cash flow from operating activities:
Net loss	$(34,710)	$(26,362)	$(109,259)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Donated rent and services	-	-	12,000
Changes in operating assets and liabilities:			-
Accounts receivable	-	(311)	-
Accounts payable	12,941	2,500	16,516
Accrued administrative fees	2,120	-	5,300
Accrued exploration fees	-	(2,500)	-
Accrued professional fees	(3,951)	10,860	3,208
Due to related party	21,889	-	27,940

Net cash used in operating activities	(1,711)	(15,813)	(44,295)

Cash flows from financing activities
Cash from issuance of common stock	-	-	49,750
Cash paid on cancellation of common stock	-	-	(5,250)

Net cash provided by financing activities	-	-	44,500

(Decrease) increase in cash during the period	(1,711)	(15,813)	205

Cash, beginning of period	1,916	38,657	-

Cash, end of period	$205	$22,844	$205

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$-	$-	$-
Interest	$-	$-	$-

(The accompanying notes are an integral part of these interim financial statements)

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2008
(UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Nature of Operations

Kushi Resources Inc. (“Kushi”) was incorporated on October 3, 2005, under the laws of the State of Nevada. Kushi’s principal business is the acquisition and exploration of mineral resources in northern British Columbia, Canada.  Kushi has not presently determined whether its properties contain mineral reserves that are economically recoverable.  Kushi has not commenced significant operations and is considered an Exploration Stage Company, as defined by SEC Industry Guide 7, and follows Statement of Financial Accounting Standard (SFAS) No.7 Accounting and Reporting by Development Stage Enterprises, where applicable. In these notes, the terms Company, we, us or our mean Kushi.

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements included in the Annual report on Form 10-KSB of Kushi Resources Inc. for the year ended February 29, 2008.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and are of a normal recurring nature.  Operating results for the three and six months ended August 31, 2008 are not necessarily indicative of the results that may be expected for any other interim period or the entire year.  For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended February 29, 2008 included in the Company’s report on Form 10-KSB.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

On March 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157 (SFAS 157), Fair Value Measurements.  SFAS 157 relates to financial assets and financial liabilities.  In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities.  Also in February 2008, the FASB issued FSP No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which states that SFAS No. 13, Accounting for Leases, (SFAS 13) and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13 are excluded from the provisions of SFAS 157, except for assets and liabilities related to leases assumed in a business combination that are required to be measured at fair value under SFAS No. 141, Business Combinations, (SFAS 141) or SFAS No. 141 (revised 2007), Business Combinations, (SFAS 141(R)).

SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements.  The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.  The adoption of SFAS 157, as it relates to financial assets and financial liabilities, had no impact on the Company’s financial statements.

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2008
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13.  SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).  The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  The three levels of the fair value hierarchy under SFAS 157 are described below:

&	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

&
Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

&	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.  SFAS 159 permits measurement of certain financial assets and financial liabilities at fair value.  If the fair value option is elected, the unrealized gains and losses are reported in earnings at each reporting date.  Generally, the fair value option may be elected on an instrument-by-instrument basis, as long as it is applied to the instrument in its entirety.  The fair value option election is irrevocable, unless a new election date occurs.  SFAS 159 was effective for the Company on March 1, 2008.  The adoption of SFAS 159 did not have a material impact on the Company’s financial statements as the Company did not elect the fair value option for any of its financial assets or liabilities.

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

In March 2008, the FASB, affirmed the consensus of FASB Staff Position (FSP) Accounting Principles Board Opinion No. 14-1 (APB 14-1), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which applies to all convertible debt instruments that have a net settlement feature; which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuer’s nonconvertible debt borrowing rate. Previous guidance provided for accounting for this type of convertible debt instrument entirely as debt. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  We do not expect the adoption of FSP APB 14-1 to have a material impact on our financial statements.

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2008
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

In May, 2008, FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60.  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises.  That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies.  This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities.  Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises.  This Statement requires expanded disclosures about financial guarantee insurance contracts.  The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years; disclosure requirements in paragraphs 30(g) and 31 are effective for the first period (including interim periods) beginning after May 23, 2008.  We do not expect the adoption of SFAS 163 to have a significant impact on our financial statements.

On June 16, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 (FSP No. EITF 03-6-1), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting.  FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations.  The guidance will be effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the requirements of FSP No. EITF 03-6-1 and the impact that its adoption will have on its results of operations and financial position.

In June 2008, the FASB issued EITF Issue 07-5 (EITF 07-5), Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.  EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early application is not permitted. Paragraph 11(a) of SFAS No. 133 Accounting for Derivatives and Hedging Activities, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception.  The Company is currently evaluating the impact that adoption of EITF 07-5 will have on its financial statements.

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2008
(UNAUDITED)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued

In June 2008, FASB released a proposed SFAS, Disclosure of Certain Loss Contingencies, an amendment of FASB Statements No. 5 and 141) (the proposed Statement), for a comment period that ended during August 2008.  The proposed Statement would (a) expand the population of loss contingencies that are required to be disclosed, (b) require disclosure of specific quantitative and qualitative information about those loss contingencies, (c) require a tabular reconciliation of recognized loss contingencies and (d) provide an exemption from disclosing certain required information if disclosing that information would be prejudicial to an entity's position in a dispute.  The proposed Statement would be effective for financial statements issued for fiscal years ending after December 15, 2008, and for interim and annual periods in subsequent fiscal years.  When and if the proposed Statement is approved in final form by FASB, the Company will evaluate whether the adoption of the proposed Statement will have any material impact on its financial position and results of operations.

NOTE 3 – GOING CONCERN

These unaudited financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has not generated any revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to locate profitable mineral properties, generate revenues from its mineral production and control production costs.  Based upon current plans, the Company expects to incur operating losses in future periods.  At August 31, 2008, the Company had a working capital deficit of $52,759 and accumulated losses of $109,259 since inception.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  There is no assurance that the Company will be able to generate revenues in the future.  These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

NOTE 4 - RELATED PARTY TRANSACTIONS

All of the Company’s mineral claims are registered in the name of the President of the Company and pursuant to a trust agreement are held in trust on behalf of the Company (see Note 5).

At August 31, 2008 and February 29, 2008 the Company was indebted to its President in the amounts of $27,940 and $6,051 respectively.

NOTE 5 - UNPROVED MINERAL PROPERTIES

On January 30, 2006, the Company staked a mineral claim near Atlin, British Columbia, Canada, comprising an area of 410.65 hectares.  The Company is required to incur approximately $1,500  (CDN$1,643) on or before January  30, 2009 and approximately $3,100 (CDN$3,285) on or before January 30, 2010 and each year thereafter in exploration expenditures or pay the equivalent sum in cash in lieu of work, in order to retain title to the claims.  In January 2008, the Company paid $1,546 (CDN$1,643) in cash to the Province of British Columbia, in lieu of work, to retain title to the claims until January 30, 2009.

During the six months ended August 31, 2008, the Company spent $12,452 on exploration expenditures which have not been submitted to the Government of British Columbia for approval.  The exploration expenditures have to be submitted to the Government of British Columbia by April 21, 2009, and, if approved will be applied against future minimum payments.

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2008
(UNAUDITED)

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto as filed in our Annual Report on Form 10-KSB for the year ended February 29, 2008, as well as the financial statements and notes contained herein.

Forward Looking Statements

Some of the information in this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical facts included in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives for future operations, are forward-looking statements.  These statements express, or are based on, our expectations about future events.  Forward-looking statements give our current expectations or forecasts of future events.  Forward-looking statements generally can be identified by the use of forward looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or similar terminology.

Although any forward-looking statements contained in this Form 10-Q or otherwise expressed by or on behalf of us are, to our knowledge and judgment, believed to be reasonable, there can be no assurances that any of these expectations will prove correct or that any of the actions that are planned will be taken.  Forward-looking statements involve and can be affected by inaccurate assumptions or by known and unknown risks and uncertainties which may cause our actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. Important factors that could cause actual results to differ materially from expected results include those discussed under the caption “Risk Factors” in our annual report on Form 10-KSB for the year ended February 29, 2008.  Any of these factors could cause our actual results to differ materially from the results implied by these or any other forward-looking statements made by us or on our behalf.  We cannot assure you that our future results will meet our expectations.  When you consider these forward-looking statements, you should keep in mind these factors.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these factors.  Our forward-looking statements speak only as of the date made.  We assume no duty to update or revise its forward-looking statements based on changes in internal estimates or expectations or otherwise.

General

Our principal business is the acquisition and exploration of mineral resources in northern British Columbia, Canada.  We have not presently determined whether our properties contain mineral reserves that are economically recoverable.  We have not commenced significant operations and are considered an Exploration Stage Company, as defined by SEC Industry Guide 7, and follows Statement of Financial Accounting Standard (SFAS) No.7 Accounting and Reporting by Development Stage Enterprises, where applicable. We have no operations and if our mineral claims are not successfully developed we will not earn any revenues.

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

Page - 10

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

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash deposits.  At August 31, 2008 and February 29, 2008, we had approximately $200 and $1,900, respectively in cash that was not insured.  This cash is on deposit with a major chartered Canadian bank.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of this financial institution.  We have not experienced any losses in cash balances and we do not believe we are exposed to any significant credit risk on our cash.

Unproved Mineral Property Costs

We have been in the exploration stage since inception on October 3, 2005 and have not yet realized any revenues from our planned operations.  We are primarily engaged in the acquisition and exploration of mining properties.  We expense mineral property exploration costs as they are incurred.  Mineral property acquisition costs are initially capitalized, when incurred, using the guidance in the Emerging Issues Task Force (EITF) 04-02, Whether Mineral Rights are Tangible or Intangible Assets.  We assess the carrying costs for impairment under SFAS No. 144, Accounting for Impairment or Disposal of Long Lived Assets at each fiscal quarter end.  An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property.  Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value.  During the six months ended August 31, 2008 and 2007, we expensed $12,452 and $0 respectively, in exploration and development costs.

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

Asset Retirement Obligations

SFAS No. 143 (SFAS 143), Accounting for Asset Retirement Obligations addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  Specifically, SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and subsequently allocated to expense over the asset’s useful life.  At August 31, 2008, we did not have any asset retirement obligations.

Page - 11

Recent Accounting Pronouncements

Refer to Note 2, of our Notes to the Financial Statements filed in our Form 10-KSB, for a discussion of our recent accounting standards and pronouncements.  The following accounting pronouncements were issued or adopted subsequent to February 29, 2008:

On March 1, 2008, we adopted Statement of Financial Accounting Standards (SFAS) No. 157 (SFAS 157), Fair Value Measurements.  SFAS 157 relates to financial assets and financial liabilities.  In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities.  Also in February 2008, the FASB issued FSP No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which states that SFAS No. 13, Accounting for Leases, (SFAS 13) and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13 are excluded from the provisions of SFAS 157, except for assets and liabilities related to leases assumed in a business combination that are required to be measured at fair value under SFAS No. 141, Business Combinations, (SFAS 141) or SFAS No. 141 (revised 2007), Business Combinations, (SFAS 141(R)).

SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements.  The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.  The adoption of SFAS 157, as it relates to financial assets and financial liabilities had no impact on our financial statements.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).  The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  The three levels of the fair value hierarchy under SFAS 157 are described below:

&	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

&
Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

&	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.  SFAS 159 permits measurement of certain financial assets and financial liabilities at fair value.  If the fair value option is elected, the unrealized gains and losses are reported in earnings at each reporting date.  Generally, the fair value option may be elected on an instrument-by-instrument basis, as long as it is applied to the instrument in its entirety.  The fair value option election is irrevocable, unless a new election date occurs.  SFAS 159 was effective for us on March 1, 2008.  The adoption of SFAS 159 did not have a material impact on our financial statements as we did not elect the fair value option for any of our financial assets or liabilities.

Page - 12

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

In March 2008, the FASB, affirmed the consensus of FASB Staff Position (FSP) Accounting Principles Board Opinion No. 14-1 (APB 14-1), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which applies to all convertible debt instruments that have a net settlement feature; which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuer’s nonconvertible debt borrowing rate.  Previous guidance provided for accounting for this type of convertible debt instrument entirely as debt. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  We do not expect the adoption of FSP APB 14-1 to have a material impact on our financial statements.

In May, 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  SFAS 162 is effective 60 days following the U.S. Securities and Exchange Commission’s (SEC’s) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  We are currently reviewing the effect, if any, the proposed guidance will have on our financial statement disclosures.

In May, 2008, FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60.  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises.  That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies.  This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities.  Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises.  This Statement requires expanded disclosures about financial guarantee insurance contracts.  The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years; disclosure requirements in paragraphs 30(g) and 31 are effective for the first period (including interim periods) beginning after May 23, 2008.  We do not expect the adoption of SFAS 163 to have a significant impact on our financial statements.

On June 16, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 (FSP No. EITF 03-6-1), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting.  FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations.  The guidance will be effective for fiscal years beginning after December 15, 2008.  We are currently evaluating the requirements of FSP No. EITF 03-6-1 and the impact that its adoption will have on our results of operations and financial position.

Page - 13

In June 2008, the FASB issued EITF Issue 07-5 (EITF 07-5), Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.  EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early application is not permitted. Paragraph 11(a) of SFAS No. 133 Accounting for Derivatives and Hedging Activities, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception.  We are currently evaluating the impact that adoption of EITF 07-5 will have on our financial statements.

In June 2008, FASB released a proposed SFAS, Disclosure of Certain Loss Contingencies, an amendment of FASB Statements No. 5 and 141) (the proposed Statement), for a comment period that ended during August 2008.  The proposed Statement would (a) expand the population of loss contingencies that are required to be disclosed, (b) require disclosure of specific quantitative and qualitative information about those loss contingencies, (c) require a tabular reconciliation of recognized loss contingencies and (d) provide an exemption from disclosing certain required information if disclosing that information would be prejudicial to an entity's position in a dispute.  The proposed Statement would be effective for financial statements issued for fiscal years ending after December 15, 2008, and for interim and annual periods in subsequent fiscal years.  When and if the proposed Statement is approved in final form by FASB, we will evaluate whether the adoption of the proposed Statement will have any material impact on our financial position and results of operations.

Overview

Our mineral claims are in the Atlin mining district of northwest British Columbia, Canada.  We staked the Bee Peak Claim (the “Claim”) ourselves on January 30, 2006.  The mineral tenure number is 526773 and the total area of the Claim is 410.65 hectares.  The Claim is registered in the name of our Director and pursuant to a trust agreement is held in trust on our behalf.

We are required to incur approximately $1,546 (CDN$1,643) on or before January 30, 2009 and approximately $3,091 (CDN$3,285) on or before January 30, 2010 and each year thereafter on exploration or pay the equivalent sum in cash in lieu of work to the Province of British Columbia, in order to retain title to the Bee Peak Claim.  During the six months ended August 31, 2008 we spent approximately $12,500 on a helicopter-supported magnetic survey on the Bee Peak Claim.  At August 31, 2008 we had not submitted these exploration expenditures to the Government of British Columbia for approval.  If these exploration expenditures are approved by the Government of British Columbia our unproved mineral properties will be in good standing until January 30, 2013.

Exploration Plan

On June 18, 2008, we received a helicopter-supported magnetic survey on the Bee Peak Claim from our consulting geologist.  The report recommends prospecting and sampling the surveyed area and following up with IP/resistivity surveying in order to verify the magnetic anomalies and help determine the depth of the causative source.

The following is a brief summary of our three phase mineral exploration program.

Page - 14

1.  The first phase of our three phase exploration program is expected to cost approximately $24,000 (CDN$26,000).  Phase One of our exploration program cannot start until June 2009 because the area is inaccessible due to snow.  As of date of this filing we had conducted a review of the available geochemical data for the region, including data from the area close to the Claim and completed a helicopter-supported magnetic survey on the Claim.  We received the geophysical report on the helicopter-supported magnetic survey report on June 18, 2008 and we are currently evaluating the results of this report to determine if we will proceed with Phase One of our mineral exploration program.  If we decide to proceed we will send a team to the claim for a period of 14 days.  During this period the crew will generally survey the Claim seeking any outcroppings and locating streams.  An outcropping is a part of a rock formation that appears above the surface of the surrounding land.  The crew will use global positioning equipment and take a total of 80 samples, including rock, stream sediment, and stream sediment panned concentrate samples.  All samples will be bagged and tagged for location, date and time for later analysis.

2.  The samples obtained during Phase One of the mineral exploration program will be analyzed and considered with reference to the regional database.  We will engage a consulting geologist to interpret the results of Phase One.  If we are able to identify favorable rock formations and structures with elevated metal values we will plan and conduct Phase Two of the mineral exploration program.

3.  If Phase Two of the mineral exploration program were to proceed, our consulting geological technician has indicated that we should budget between $61,000 (CDN$65,000) and $141,000 (CDN$150,000) for this phase.  If we proceed with Phase Two a prospector and geologist will helicopter onto the Bee Peak Claim and will stay for a period of 10 days.  During this period the crew will use global positioning equipment and will obtain 50 samples from locations that are to be determined during the Phase One review.  All samples will be bagged and tagged for location, date and time for later analysis.  Also, the program will include further rock and soil geochemistry sampling, a limited amount of trenching using hand tools and dynamite, additional geochemical sampling, and simple geophysical survey methods.  After this period is over the crew will return to Atlin by helicopter.

4.  Once we have completed Phase Two of our mineral exploration program, we will review the results with a consulting geologist to interpret our Phase Two results.  If we are able to continue to confirm elevated metal values at specific hand drilled targets we will consider Phase Two a success and would plan for Phase Three of the mineral exploration program.

5.  Phase Three is expected to cost between $188,000 (CDN$200,000) and $235,000 (CDN$250,000) and will be speculative, depending on the location and configuration of the mineral zones.  It is likely that further geophysical surveys with different techniques or more densely spaced observations will be required to assist in designing a program of diamond drill holes to test the deeper potential of the best parts of the Bee Peak Claim.  Costs, including, the cost of a limited drilling campaign, are difficult to estimate but in a somewhat remote area like the Bee Peak Claim are likely to be fairly high.  At this stage, we would seek to link with a major resource company in a joint venture relationship in recognition of financing requirements.

At August 31, 2008, we had a cash balance of $200.  We will have to raise additional funds to cover our operating costs and commence Phase One of our mineral exploration program.

During the next 12 months, we do not anticipate generating any revenue.  We anticipate funding our operations and Phase One of our mineral exploration program with the equity financing from the sale of our common stock, private loans or advances or the sale of part of our interest in the Bee Peak Claim.  If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest.  We do not have any financing arranged and cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or obtain private loans or advances to cover our operating costs or fund our mineral exploration program. In the absence of such financing, our business will fail.

Page - 15

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

Accounting and Audit Plan

We intend to continue to have our outside consultant assist in the preparation of our quarterly and annual financial statements and have these financial statements reviewed or audited by our independent auditor.  Our outside consultant is expected to charge us approximately $1,100 to prepare each of our quarterly and annual financial statements.  Our independent auditor is expected to charge approximately $1,500 to review our quarterly financial statements, approximately $7,500 to audit our annual financial statements, and approximately $1,000 to prepare our corporate tax returns.  During the next 12 months, we anticipate spending approximately $17,400 to pay for our accounting and audit requirements.

Functional Currency

Our functional currency is the United States dollar.  We have determined that our functional currency is the United States dollar for the following reasons:

●  our current and future financings are and will be in United States dollars;
●  we maintain the majority of our cash holdings in United States dollars;
● any potential sales of ore recovered from the Bee Peak Claim will be undertaken in United States dollars;
●  the majority of our administrative expenses are undertaken in United States dollars;
●  all cash flows are generated in United States dollars; and
& the Bee Peak Claim is located in Canada, and even though the exploration expenses are estimated in Canadian dollars, these expenses can usually be requested to be billed in United States dollars.

Results of Operations – Three and Six Months Ended August 31, 2008 and 2007

Revenues

We did not have any operating revenues from inception (October 3, 2005) to the date of this filing.  To date our activities have been financed through the proceeds of share subscriptions and funds advanced by our Director.  Due to the nature of our business we do not expect to have operating revenues within the next year.

Operating Expenses

Our operating results for the three and six months ended August 31, 2008 and 2007 and the changes between those periods for the expenses are summarized as follows:

Page - 16

	For the Three Months Ended August 31,		Increase (Decrease) Between the Three Months Ended August 31, 2008 and 2007	For the Six Months Ended August 31,		Increase (Decrease) Between the Six Months ended August 31, 2008 and 2007
	2008	2007		2008	2007

Administrative fees	$1,060	$1,029	$31	$2,120	$4,029	$(1,909)
Bank charges and interest	(14)	17	(31)	6	35	(29)
Exploration and development costs	-	-	-	12,452	-	12,452
Professional fees	5,671	21,608	(15,937)	18,519	22,298	(3,779)
Regulatory	538	-	538	1,613	-	1,613

Net loss	$7,255	$22,654	$(15,399)	$34,710	$26,362	$8,348

During the three months ended August 31, 2008, we had a net loss of $7,255 compared to a net loss of $22,654 for the three months ended August 31, 2007.  The $15,399 decrease in net loss was primarily due to a decrease in professional fees.  Professional fees were higher during the three months ended August 31, 2007 due to preparation of our SB-2.

During the six months ended August 31, 2008, we had a net loss of $34,710 compared to a net loss of $26,362 for the six months ended August 31, 2007.  The $8,348 increase in net loss was primarily due to a $12,452 increase in exploration and development costs in payment of our helicopter-supported magnetic survey.  This increase was partially offset by decreases in administrative fees of $1,909 and in professional fees of $3,779 due to additional costs associated with the preparation of our SB-2 during the six months ended August 31, 2007.

Over the next 12 months, we do not anticipate generating any revenue and we expect our operating losses to be approximately $61,000.  We plan to continue to fund Phase One of our mineral exploration program and our operations through equity financing from the sale of our shares of common stock, private advances or through the sale of a part interest in the Bee Peak Claim.  We do not have any financing arranged and cannot provide any assurance that we will be able to raise sufficient funding from the sale of our shares of common stock, that we will receive private advances or that we will be able to sell a part interest in the Bee Peak Claim.  Although we have not attempted to locate a joint venture partner, if we enter into a joint venture arrangement, we would assign a percentage of our interest in the Bee Peak Claim to our joint venture partner.

Liquidity and Capital Resources

At August 31, 2008, we had a cash balance of $205 and negative cash flow from operations of $1,711.  To date we have funded our operations with cash that we received from the sale of our common stock and advances from our Director.

Going Concern

Due to lack of operating history and present inability to generate revenues, our auditors have stated in their opinion that there currently exists substantial doubt about our ability to continue as a going concern.  Even if we complete our current exploration program and we are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve.

Page - 17

The notes to our financial statements as of August 31, 2008 disclose our uncertain ability to continue as a going concern.  We have not and do not expect to generate any revenues to cover our expenses while we are in the exploration stage and as a result we have accumulated a deficit of $109,259 since inception.  At August 31, 2008, we had $52,964 in current liabilities, when our current liabilities are offset against our current assets of $205 we are left with a working capital deficit of $52,759.  Our ability to achieve and maintain profitability and positive cash flows is dependent upon our ability to locate profitable mineral properties, generate revenues from our mineral production and control production costs.  Based upon current plans, we expect to incur operating losses in future periods.  These factors raise substantial doubt regarding our ability to continue as a going concern.  There is no assurance that we will be able to generate revenues in the future.  Our financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.  While we have successfully generated sufficient working capital through the sale of common stock to the date of this filing and we believe that we can continue to do so for the next year, there are no assurances that we will succeed in generating sufficient working capital through the sale of our common stock to meet our ongoing cash needs.

	For the Six Months Ended August 31,
	2008	2007

Net cash used in operating activities	$(1,711)	$(15,813)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	-	-
Net decrease in cash	$(1,711)	$(15,813)

Net Cash Used in Operating Activities

Net cash used in operating activities during the six months ended August 31, 2008 compared to the six months ended August 31, 2007 decreased by $14,102.  This decrease was primarily due to increases in advances from our Director and in accounts payable.

Net Cash Used in Investing Activities

We did not have any investing activities during the six months ended August 31, 2008 and 2007.

Net Cash Provided By Financing Activities

We did not have any financing activities during the six months ended August 31, 2008 and 2007.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.  We do not have any non-consolidated, special-purpose entities.

Internal and External Sources of Liquidity

To date, we have funded our operations from the sale of its common stock and advances from our director.

Page - 18

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

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including Matthew Diehl, Kushi’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Mr. Diehl has evaluated the effectiveness of the design and operation of Kushi’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”).  Based on such evaluation, Mr. Diehl has concluded that, as of the Evaluation Date, Kushi’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports Kushi files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

Page - 19

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

Page - 20

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Kushi Resources Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

KUSHI RESOURCES INC.

Dated:                      October 15, 2008                                                By:/s/ Matthew Diehl
Name:    Matthew Diehl
Title:      CEO and CFO
(Principal Executive Officer,
 Principal Financial Officer,
 and Chief Accounting Officer)

Page - 21

Exhibit 31

Page - 22

KUSHI RESOURCES INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Matthew Diehl, certify that:

1.  I have reviewed this quarterly report on Form 10-Q for the quarter ending August 31, 2008 of Kushi Resources Inc.;

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

Date:  October 15, 2008

/s/ Matthew Diehl
Matthew Diehl
Chief Executive Officer

Page - 23

KUSHI RESOURCES INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Matthew Diehl, certify that:

1.  I have reviewed this quarterly report on Form 10-Q for the quarter ending August 31, 2008 of Kushi Resources Inc.;

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

Date:  October 15, 2008

/s/ Matthew Diehl
Matthew Diehl
Chief Financial Officer

Page - 24

Exhibit 32

Page - 25

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Kushi Resources Inc. (the “Company”) on Form 10-Q for the period ending August 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Matthew Diehl, President, Chief Executive Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Matthew Diehl
Matthew Diehl

Chief Executive Officer

October 15, 2008

Page - 26

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Kushi Resources Inc. (the “Company”) on Form 10-Q for the period ending August 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Matthew Diehl, Chief Financial Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Matthew Diehl
Matthew Diehl

Chief Financial Officer

October 15, 2008

Page - 27