Form 10-Q
period 2008-11-30
Kushi Resources Inc
filed 2009-01-14
CIK 1405286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to________________

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

[ X ] Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at December 31, 2008
common stock - $0.001 par value	5,230,000

Form 10-Q – Q3	Kushi Resources Inc.	2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

KUSHI RESOURCES INC.
(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

November 30, 2008
(Unaudited)

Form 10-Q – Q3	Kushi Resources Inc.	3

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	November 30,	February 29,
	2008	2008
	(Unaudited)
ASSETS
Current assets:
Cash	$-	$1,916

Total assets	$-	$1,916
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$27,204	$3,575
Accrued administrative fees	8,430	3,180
Accrued professional fees	-	7,159
Due to related party	27,418	6,051

Total liabilities	63,052	19,965
Commitments and contingencies
Stockholders' deficit:
Common stock; authorized 75,000,000; $0.001 par value; 5,230,000
issued and outstanding at November 30, 2008 and February 29, 2008	5,230	5,230
Additional paid in capital	51,270	51,270
Deficit accumulated during the exploration stage	(119,552)	(74,549)

Total stockholders' deficit	(63,052)	(18,049)

Total liabilities and stockholders' deficit	$-	$1,916

The accompanying notes are an integral part of these interim financial statements

Form 10-Q – Q3	Kushi Resources Inc.	4

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

					From
	Three Months Ended		Nine Months Ended		October 3, 2005
	November 30,		November 30,		(Inception) to
	2008	2007	2008	2007	November 30, 2008

Operating Expenses:

Administrative fees	$3,130	$1,242	$5,250	$5,270	$12,700
Bank charges and interest	256	30	262	65	873
Donated rent	-	-	-	-	4,000
Donated services	-	-	-	-	8,000
Exploration and development costs	-	-	12,452	-	22,044
Professional fees	6,411	9,998	24,930	32,297	68,001
Regulatory	496	-	2,109	-	3,934

Net loss	$(10,293)	$(11,270)	$(45,003)	$(37,632)	$(119,552)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding:
Basic and diluted	5,230,000	5,230,000	5,230,000	5,230,000

The accompanying notes are an integral part of these interim financial statements

Form 10-Q – Q3	Kushi Resources Inc.	5

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months		From October 3,
	Ended November 30,		2005 (Inception)
	2008	2007	to November 30, 2008

Cash flow from operating activities:
Net loss	$(45,003)	$(37,632)	$(119,552)
Adjustments to reconcile net loss to net cash
used in operating activities:
Donated rent and services	-	-	12,000
Changes in operating assets and liabilities:			-
Accounts payable	23,629	4,705	27,204
Accrued administrative fees	5,250	1,000	8,430
Accrued exploration fees	-	(2,500)	-
Accrued professional fees	(7,159)	5,401	-
Due to related party	21,367	-	27,418

Net cash used in operating activities	(1,916)	(29,026)	(44,500)

Cash flows from financing activities
Cash from issuance of common stock	-	-	49,750
Cash paid on cancellation of common stock	-	-	(5,250)

Net cash provided by financing activities	-	-	44,500

Decrease in cash during the period	(1,916)	(29,026)	-

Cash, beginning of period	1,916	38,657	-

Cash, end of period	$-	$9,631	$-

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$-	$-	$-
Interest	$-	$-	$-

(The accompanying notes are an integral part of these interim financial statements)

Form 10-Q – Q3	Kushi Resources Inc.	6

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2008
(UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Nature of Operations

Kushi Resources Inc. (Kushi) was incorporated on October 3, 2005, under the laws of the State of Nevada. Kushi’s principal business is the acquisition and exploration of mineral resources in northern British Columbia, Canada. Kushi has not presently determined whether its properties contain mineral reserves that are economically recoverable. Kushi has not commenced significant operations and is considered an Exploration Stage Company, as defined by SEC Industry Guide 7, and follows Statement of Financial Accounting Standard (SFAS) No.7 Accounting and Reporting by Development Stage Enterprises, where applicable. In these notes, the terms Company, we, us or our mean Kushi.

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements included in the Annual report on Form 10-KSB of Kushi Resources Inc. for the year ended February 29, 2008. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and are of a normal recurring nature. Operating results for the three and nine months ended November 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended February 29, 2008 included in the Company’s report on Form 10-KSB.

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

Form 10-Q – Q3	Kushi Resources Inc.	7

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2008
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS 157 are described below:

-Level- 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

-Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

-Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

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

Form 10-Q – Q3	Kushi Resources Inc.	8

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2008
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

In May, 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the U.S. Securities and Exchange Commission’s (SEC’s) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statement disclosures.

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

Form 10-Q – Q3	Kushi Resources Inc.	9

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2008
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

NOTE 3 – GOING CONCERN

These unaudited financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to locate profitable mineral properties, generate revenues from its mineral production and control production costs. Based upon current plans, the Company expects to incur operating losses in future periods. At November 30, 2008, the Company had a working capital deficit of $63,052 and accumulated losses of $119,552 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

Form 10-Q – Q3	Kushi Resources Inc.	10

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2008
(UNAUDITED)

NOTE 4 - RELATED PARTY TRANSACTIONS

All of the Company’s mineral claims are registered in the name of a former president of the Company and pursuant to a trust agreement are held in trust on behalf of the Company (see Note 5).

At November 30, 2008 and February 29, 2008 the Company was indebted to a former president in the amounts of $27,418 and $6,051 respectively.

NOTE 5 - UNPROVED MINERAL PROPERTIES

On January 30, 2006, the Company staked a mineral claim near Atlin, British Columbia, Canada, comprising an area of 410.65 hectares. The Company is required to incur approximately $1,300 (CDN$1,643) on or before January 30, 2009 and approximately $2,700 (CDN$3,285) on or before January 30, 2010 and each year thereafter in exploration expenditures or pay the equivalent sum in cash in lieu of work, in order to retain title to the claims. In January 2008, the Company paid $1,635 (CDN$1,643) in cash to the Province of British Columbia, in lieu of work, to retain title to the claims until January 30, 2009 (see Note 4).

During the nine months ended November 30, 2008, the Company spent $12,452 on exploration expenditures which have not been submitted to the Government of British Columbia for approval. The exploration expenditures have to be submitted to the Government of British Columbia by April 21, 2009, and, if approved will be applied against future minimum payments (see Note 7).

NOTE 6 - COMMON STOCK

On November 28, 2005, the Company issued 3,000,000 common shares at $0.001 per share for cash of $3,000 to a former president.

On January 30, 2006, the Company issued 1,900,000 common shares at $0.01 per share for cash of $19,000.

On February 28, 2006, the Company issued 450,000 common shares at $0.05 per share for cash of $22,500. 25,000 of these common shares were issued to relatives of a former president of the Company.

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

NOTE 7 – SUBSEQUENT EVENT

On January 5, 2009, the Company registered exploration work performed on its unproved mineral properties with the Government of British Columbia, which would allow the Company to retain title to the claims until January 30, 2012. The approval for this exploration work is pending a review by the Government of British Columbia on a final geological report to be provided by the Company (see Note 5).

Form 10-Q – Q3	Kushi Resources Inc.	11

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto as filed in our Annual Report on Form 10-KSB for the year ended February 29, 2008, as well as the financial statements and notes contained herein.

Forward-Looking Statements

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

Although any forward-looking statements contained in this Form 10-Q or otherwise expressed by or on behalf of us are, to our knowledge and judgment, believed to be reasonable, there can be no assurances that any of these expectations will prove correct or that any of the actions that are planned will be taken. Forward-looking statements involve and can be affected by inaccurate assumptions or by known and unknown risks and uncertainties which may cause our actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. Important factors that could cause actual results to differ materially from expected results include those discussed under the caption “Risk Factors” in our annual report on Form 10 K-SB for the year ended February 29, 2008. Any of these factors could cause our actual results to differ materially from the results implied by these or any other forward-looking statements made by us or on our behalf. We cannot assure you that our future results will meet our expectations. When you consider these forward-looking statements, you should keep in mind these factors. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these factors. Our forward-looking statements speak only as of the date made. We assume no duty to update or revise its forward-looking statements based on changes in internal estimates or expectations or otherwise.

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

Form 10-Q – Q3	Kushi Resources Inc.	12

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

Recently Adopted and Recently Issued Accounting Standards

Refer to Note 2 of the Notes to our Financial Statements which is included in our Form 10-KSB for the fiscal year ended February 29, 2008 for a discussion of recent accounting standards and pronouncements. Accounting pronouncements that have been issued or adopted subsequent to February 29, 2008 are described below:

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

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS 157 are described below:

(a)	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

(b)

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

Form 10-Q – Q3	Kushi Resources Inc.	13

(c)	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

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

Form 10-Q – Q3	Kushi Resources Inc.	14

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

Overview

Our mineral claim is in the Atlin mining district of northwest British Columbia, Canada. We staked the Bee Peak Claim (the “Claim”) ourselves on January 30, 2006. The mineral tenure number is 526773 and the total area of the Claim is 410.65 hectares. The Claim is registered in the name of a former president of the Company and pursuant to a trust agreement is held in trust on our behalf.

During the nine months ended November 30, 2008 we spent approximately $12,500 on a helicopter-supported magnetic survey on the Bee Peak Claim. On January 5, 2009, the Company registered exploration work performed on its unproved mineral properties with the Government of British Columbia, which would allow the Company to retain title to the claims until January 30, 2012. The approval for this exploration work is pending a review by the Government of British Columbia on a final geological report to be provided by the Company.

Exploration Plan

On June 18, 2008, we received a report about the helicopter-supported magnetic survey on the Bee Peak Claim from our consulting geologist. The report recommends prospecting and sampling the surveyed area and following up with IP/resistivity surveying in order to verify the magnetic anomalies and help determine the depth of the causative source. Management will review the report in 2009 and have discussions with our consulting

Form 10-Q – Q3	Kushi Resources Inc.	15

geologist in order to determine the economic viability of the mineral claim based on the data that was obtained in the helicopter-supported magnetic survey.

The following is a brief summary of our three phase mineral exploration program:

1. The first phase of our three phase exploration program is expected to cost approximately $21,000 (CDN$26,000). Phase One of our exploration program cannot start until June 2009 because the area is inaccessible due to snow. As of date of this filing we had conducted a review of the available geochemical data for the region, including data from the area close to the Claim and completed a helicopter-supported magnetic survey on the Claim. We received the geophysical report on the helicopter-supported magnetic survey on June 18, 2008 and we are currently evaluating the results of this report to determine if we will proceed with Phase One of our mineral exploration program. If we decide to proceed we will send a team to the claim for a period of 14 days. During this period the crew will generally survey the Claim seeking any outcroppings and locating streams. An outcropping is a part of a rock formation that appears above the surface of the surrounding land. The crew will use global positioning equipment and take a total of 80 samples, including rock, stream sediment, and stream sediment panned concentrate samples. All samples will be bagged and tagged for location, date and time for later analysis.

2. The samples obtained during Phase One of the mineral exploration program will be analyzed and considered with reference to the regional database. We will engage a consulting geologist to interpret the results of Phase One. If we are able to identify favorable rock formations and structures with elevated metal values we will plan and conduct Phase Two of the mineral exploration program.

3. If Phase Two of the mineral exploration program were to proceed, our consulting geological technician has indicated that we should budget between $52,500 (CDN$65,000) and $121,000 (CDN$150,000) for this phase. If we proceed with Phase Two a prospector and geologist will helicopter onto the Bee Peak Claim and will stay for a period of 10 days. During this period the crew will use global positioning equipment and will obtain 50 samples from locations that are to be determined during the Phase One review. All samples will be bagged and tagged for location, date and time for later analysis. Also, the program will include further rock and soil geochemistry sampling, a limited amount of trenching using hand tools and dynamite, additional geochemical sampling, and simple geophysical survey methods. After this period is over the crew will return to Atlin by helicopter.

4. Once we have completed Phase Two of our mineral exploration program, we will review the results with a consulting geologist to interpret our Phase Two results. If we are able to continue to confirm elevated metal values at specific hand drilled targets we will consider Phase Two a success and would plan for Phase Three of the mineral exploration program.

5. Phase Three is expected to cost between $162,000 (CDN$200,000) and $202,000 (CDN$250,000) and will be speculative, depending on the location and configuration of the mineral zones. It is likely that further geophysical surveys with different techniques or more densely spaced observations will be required to assist in designing a program of diamond drill holes to test the deeper potential of the best parts of the Bee Peak Claim. Costs, including the cost of a limited drilling campaign, are difficult to estimate but in a somewhat remote area like the Bee Peak Claim are likely to be fairly high. At this stage, we would seek to link with a major resource company in a joint venture relationship in recognition of financing requirements.

At November 30, 2008, we had a cash balance of $0. We will have to raise additional funds to cover our operating costs and commence Phase One of our mineral exploration program.

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

Form 10-Q – Q3	Kushi Resources Inc.	16

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
  we maintain the majority of our cash holdings in United States dollars;
  any potential sales of ore recovered from the Bee Peak Claim will be undertaken in United States dollars;
  the majority of our administrative expenses are undertaken in United States dollars;
  all cash flows are generated in United States dollars; and
  the Bee Peak Claim is located in Canada, and even though the exploration expenses are estimated in Canadian dollars, these expenses can usually be requested to be billed in United States dollars.

Results of Operations – Three and Nine Months Ended November 30, 2008 and 2007

Revenues

We did not have any operating revenues from inception (October 3, 2005) to the date of this filing. To date our activities have been financed through the proceeds of share subscriptions and funds advanced by a former president of the Company. Due to the nature of our business we do not expect to have operating revenues within the next year.

Form 10-Q – Q3	Kushi Resources Inc.	17

Operating Expenses

Our operating results for the three and nine months ended November 30, 2008 and 2007 and the changes between those periods for the expenses are summarized as follows:

			Increase			Increase
			(Decrease)			(Decrease)
			Between the			Between the
			Three			Nine
			Months			Months
	Three Months Ended		Ended	Nine Months Ended		Ended
	November 30,		November	November 30,		November
	2008	2007	30, 2008	2008	2007	30, 2008
			and 2007			and 2007

Operating Expenses:

Administrative	$3,130	$1,242	$1,888	$5,250	$5,270	$(20)

Bank charges and interest	256	30	226	262	65	197
Exploration and	-	-			-
development costs			-	12,452		12,452
Professional fees	6,411	9,998	(3,587)	24,930	32,297	(7,367)
Regulatory	496	-	496	2,109	-	2,109

Total operating expenses	$10,293	$11,270	$(977)	$45,003	$37,632	$7,371
and net loss

During the three months ended November 30, 2008 our net loss decreased by $977 or 9% from $11,270 for the three months ended November 30, 2007 to $10,293 for the three months ended November 30, 2008. This decrease in net loss was primarily due to a decrease in professional fees. Professional fees were higher during the three months ended November 30, 2007 due to preparation of our SB-2. This decrease was partially offset by increases in our administrative and regulatory fees.

During the nine months ended November 30, 2008 our net loss increased by $7,371 or 20% from $37,632 for the nine months ended November 30, 2007 to $45,003 for the nine months ended November 30, 2007. This increase in net loss was primarily due to obtaining our helicopter-supported magnetic survey which increased our exploration and development costs and an increase in regulatory reporting costs associated with becoming a reporting issuer. These increases were partially offset by a decrease in professional fees due to the additional costs associated with the preparation of our SB-2 during the nine months ended November 30, 2007.

Over the next 12 months, we do not anticipate generating any revenue and we expect our operating losses to be approximately $67,600, primarily due to increases in costs associated with the outsourcing of our administration and accounting services and starting of Phase One of our mineral exploration program. We plan to continue to fund Phase One of our mineral exploration program and our operations through equity financing from the sale of our shares of common stock, private advances or through the sale of a part interest in the Bee Peak Claim. We do not have any financing arranged and cannot provide any assurance that we will be able to raise sufficient funding from the sale of our shares of common stock, that we will receive private advances or that we will be able to sell a part interest in the Bee Peak Claim. Although we have not attempted to locate a joint venture partner, if we enter into a joint venture arrangement, we would assign a percentage of our interest in the Bee Peak Claim to our joint venture partner.

Form 10-Q – Q3	Kushi Resources Inc.	18

Liquidity and Capital Resources

At November 30, 2008, we had a cash balance of $0 and negative cash flow from operations of $1,916. To date we have funded our operations with cash that we received from the sale of our common stock and advances from a former president of the Company.

Going Concern

Due to lack of operating history and our present inability to generate revenues, there currently exists substantial doubt about our ability to continue as a going concern. Even if we complete our current exploration program and we are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve.

The notes to the accompanying financial statements have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any revenues since inception and have never paid any dividends and are unlikely to pay dividends or generate earnings in the immediate or foreseeable future. Our continuation as a going concern is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Our ability to achieve and maintain profitability and positive cash flows is dependent upon our ability to locate profitable mineral properties, generate revenues from our mineral production and control production costs. Based upon current plans, we expect to incur operating losses in future periods. At November 30, 2008, we had a working capital deficit of $63,052 and accumulated losses of $119,552 since inception. These factors raise substantial doubt regarding our ability to continue as a going concern. There is no assurance that we will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

	For the Nine Months Ended
	November 30,
	2008	2007

Net cash used in operating activities	$(1,916)	$(29,026)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	-	-
Net decrease in cash	$(1,916)	$(29,026)

Net Cash Used in Operating Activities

Net cash used in operating activities during the nine months ended November 30, 2008 was $1,916. We used cash of $7,159 to pay accrued professional fees and to cover our net operating loss of $45,003. These uses of cash were offset by net increases in accounts payable of $23,629 mainly due to an increase in legal expenses, accrued administrative fees of $5,250 and in the amount due to a former president of the Company of $21,367, in respect of funds he loaned to us.

Net cash used in operating activities during the nine months ended November 30, 2007 was $29,026. We used cash of $2,500 to pay accrued exploration fees and to cover our net operating loss of $37,632. These uses of cash were offset by net increases in accounts payable of $4,705, accrued administrative fees of $1,000 and accrued professional fees of $5,401.

Form 10-Q – Q3	Kushi Resources Inc.	19

Net Cash Used in Investing Activities

We did not have any investing activities during the nine months ended November 30, 2008 and 2007.

Net Cash Provided By Financing Activities

We did not have any financing activities during the nine months ended November 30, 2008 and 2007.

Unproved Mineral Property Costs

We have been in the exploration stage since inception on October 3, 2005 and have not yet realized any revenues from our planned operations. We are primarily engaged in the acquisition and exploration of mining properties. We expense mineral property exploration costs as they are incurred. Mineral property acquisition costs are initially capitalized, when incurred, using the guidance in the Emerging Issues Task Force (EITF) 04-02, Whether Mineral Rights are Tangible or Intangible Assets. We assess the carrying costs for impairment under SFAS No. 144, Accounting for Impairment or Disposal of Long Lived Assets at each fiscal quarter end. An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value. During the nine months ended November 30, 2008 and 2007, we expensed $12,452 and $0 respectively, in exploration and development costs.

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

Contingencies and Commitments

We had no commitments or contingencies at November 30, 2008.

Asset Retirement Obligations

SFAS No. 143 (SFAS 143), Accounting for Asset Retirement Obligations addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Specifically, SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and subsequently allocated to expense over the asset’s useful life. At November 30, 2008, we did not have any asset retirement obligations.

Internal and External Sources of Liquidity

To date, we have funded our operations from the sale of its common stock and advances from our director.

Form 10-Q – Q3	Kushi Resources Inc.	20

Financial Instruments

Foreign Exchange Risk

We are subject to foreign exchange risk for transactions denominated in foreign currencies. Foreign currency risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar. We do not believe that we have any material risk due to foreign currency exchange.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash deposits. At November 30, 2008 and February 29, 2008, we had approximately $0 and $1,900, respectively in cash that was not insured. This cash is on deposit with a major chartered Canadian bank. As part of our cash management process, we perform periodic evaluations of the relative credit standing of this financial institution. We have not experienced any losses in cash balances and we do not believe we are exposed to any significant credit risk on our cash.

Inflation

We do not believe that inflation will have a material impact on our future operations.

Other Trends, Events or Uncertainties that may Impact Results of Operations or Liquidity Trends, Events, and Uncertainties

The economic crisis in the United States and the resulting economic uncertainty and market instability may make it harder for us to raise capital as and when we need it and have made it difficult for us to assess the impact of the crisis on our operations or liquidity and if the prices we will receive on the sale of minerals will exceed the cost of mineral exploitation. If we are unable to raise cash, we may be required to cease our operations. Other than as discussed in this quarterly report, we know of no other trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

Form 10-Q – Q3	Kushi Resources Inc.	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Kushi is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Greg Corcoran, our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as the term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report (the “evaluation date”). Based on his evaluation, Mr. Corcoran has concluded that, as of the evaluation date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Item 4 (T). Controls and Procedures

Changes in Internal Controls

During the quarter of the fiscal year covered by this report, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Form 10-Q – Q3	Kushi Resources Inc.	22

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

Item 5. Other Information.

5.01 Changes in Control of Registrant

On December 17, 2008, Matthew Diehl, our former sole executive officer and former director, entered into a share transfer agreement (the “Share Transfer Agreement”) with Greg Corcoran, our sole executive officer and director. On January 13, 2009, pursuant to the terms of the Share Transfer Agreement, Mr. Diehl sold 3,000,000 shares of our common stock to Mr. Corcoran in consideration of the payment of $3,000.

As a result of the closing of the share transfer, Mr. Corcoran now owns approximately 57.4% of our common stock. As a result, there has been a change in control of the Company.

In accordance with Item 5.01(a)(8) of Form 8-K, as a shell company (as defined in Rule 12b-2 promulgated under the Exchange Act), we are providing the information that would be required if we were filing a registration statement on Form 10 under the Exchange Act.

Form 10 Information

The following information required on Form 10 has been previously reported by us and may be found in the following filings:

Form 10 Item	Description	Company Filing
Item 1	Business	Form 10-KSB filed on May 29, 2008
Item 2	Financial Information	Form 10-KSB filed on May 29, 2008
Item 3	Properties	Form 10-KSB filed on May 29, 2008
Item 8	Legal Proceedings	Form 10-KSB filed on May 29, 2008

Form 10-Q – Q3	Kushi Resources Inc.	23

Item 9	Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters	Form 10-KSB filed on May 29, 2008
Item 10	Recent Sales of Unregistered Securities	Form 10-KSB filed on May 29, 2008
Item 11	Description of Registrant’s Securities to be Registered	Form SB-2/A filed on December 18, 2007
Item 12	Indemnification of Directors and Officers	Form SB-2/A filed on December 18, 2007
Item 13	Financial Statements and Supplementary Data	Form 10-KSB filed on May 29, 2008
Item 14	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Form 10-KSB filed on May 29, 2008
Item 15	Financial Statements and Exhibits	Form 10-KSB filed on May 29, 2008

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of January 13, 2009 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
Security Ownership of Management
Common Stock	Greg Corcoran Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer	3,000,000 (direct)	57.4%
Common Stock	All Officers and Directors as a Group (1 person)	3,000,000	57.4%
Security Ownership of Certain Beneficial Owners
Common Stock	Greg Corcoran Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer Apartados 0823-01488 Panama City, Panama	3,000,000 (direct)	57.4%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual

Form 10-Q – Q3	Kushi Resources Inc.	24

ownership or voting power with respect to the number of shares of common stock actually outstanding on January 13, 2009. As of January 13, 2009, there were 5,230,000 shares of our common stock issued and outstanding.

Directors and Executive Officers

The following table sets forth the name and positions of our sole executive officer and director as of January 13, 2009:

Name	Age	Position
Greg Corcoran	44	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director

Set forth below is a brief description of the background and business experience of our sole executive officer and director:

Greg Corcoran has been our Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and a Director since January 13, 2009. Mr. Corcoran founded Dragon Gold Resources, Inc. in December 2000. From 1998 to 2003, Gregory Corcoran has been self-employed as a technology consultant through Spidex Technologies ("Spidex"), which he founded in 1996. Spidex sold web server technology for the Microsoft Windows CE operating system to Intrinsyc Software ("Intrinsyc"). This web server technology allowed Intrinsyc to become a leader within the Windows CE industry and establish Intrinsyc as a leader in the Windows CE market space. The web server product won industry recognition. From December 1999 to September 2001 Mr. Corcoran also served as director and CEO of AudioMonster Online, Inc., a company working in the MP3 music market area. Mr. Corcoran has been published in trade journals including the CE Tech Journal, a Microsoft sponsored trade journal. Mr. Corcoran received a B.Sc. Degree majoring in Physics from the University of British Columbia in 1986 and a Diploma of Technology in Robotics from the British Columbia Institute of Technology in 1989.

Term of Office

Our directors are appointed for a one year term to hold office until the next annual general meeting of our stockholders or until removed in accordance with our bylaws and the provisions of the Nevada Revised Statutes. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than our sole officer and director.

 Executive Compensation

Summary Compensation Table

We have not paid any compensation to and have not entered into any compensation arrangements with Mr. Greg Corcoran, our Chief Executive Officer, Chief Financial Officer, President, Secretary and Director. During the fiscal year ended February 29, 2008, we did not pay any compensation to our former executive officer and director, Mr. Matthew Diehl.

Outstanding Equity Awards at Fiscal Year End

We have not granted any equity awards since inception.

Form 10-Q – Q3	Kushi Resources Inc.	25

Employment Contracts

We have no employment contracts, termination of employment or change-in-control arrangements with any of our executive officers and directors.

Certain Relationships And Related Transactions

Other than the change of control disclosed above, none of the following parties has, since the beginning of our last fiscal year, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  Any of our directors or officers;
  Any person proposed as a nominee for election as a director;
  Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
  Any of our promoters; and
  Any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons.

Director Independence

Our common stock is quoted on the OTC Bulletin Board interdealer quotation system, which does not have director independence requirements. Under FINRA Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. As such, our sole director, Greg Corcoran, cannot be classified as an independent director under this definition.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On January 13, 2009, Greg Corcoran was appointed as our Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and as a member of our Board of Directors. Upon Mr. Corcoran’s appointment, Matthew Diehl resigned as our Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and as a member of our Board of Directors. An information statement pursuant to Section 14(f) of the Securities Exchange Act of 1934 and Rule 14f-1 promulgated thereunder was filed by us with the SEC, and mailed to our stockholders of record, on January 2, 2009. There was no disagreement between Mr. Diehl and us regarding any matter relating to our operations, policies or practices.

The information required under Items 401(b), (d), (e) and Item 404(a) of Regulation S-K is set out under the headings “Directors and Executive Officers” and “Certain Relationships and Related Transactions”.

Form 10-Q – Q3	Kushi Resources Inc.	26

Item 6. Exhibits

(a) Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-Q are incorporated by reference to Kushi’s documents previously filed with the SEC.

Exhibit	Description	Status

3.1	Articles of Incorporation of Kushi Resources Inc., filed as an Exhibit to Kushi’s Form SB-2 (Registration Statement) filed on October 12, 2007 and incorporated herein by reference.	Filed

3.2	By-Laws of Kushi Resources Inc., filed as an Exhibit to Kushi’s Form SB-2 (Registration Statement) filed on October 12, 2007 and incorporated herein by reference.	Filed

10.1	Declaration of Trust, filed as an Exhibit to Kushi’s Form SB-2 (Registration Statement) filed on October 12, 2007 and incorporated herein by reference.	Filed

14	Code of Ethics, filed as an Exhibit to Kushi’s Form SB-2 (Registration Statement) filed on October 12, 2007 and incorporated herein by reference.	Filed

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Kushi Resources Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

KUSHI RESOURCES INC.

/s/ Greg Corcoran
Dated: January 14, 2009	By:
	Name:	Greg Corcoran
	Title:	CEO and CFO
(Principal Executive Officer,
Principal Financial Officer,
and Chief Accounting Officer)