Form 10-K
period 2009-02-28
Kushi Resources Inc
filed 2009-06-10
CIK 1405286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____to _____

COMMISSION FILE NUMBER 000-53008

KUSHI RESOURCES INC.
(Exact name of registrant as specified in its charter)

NEVADA	98-0559606
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

Attn: Greg Corcoran, Apartados 0823-01488
Panama City, Panama
(Address of principal executive offices)	(Zip Code)

(702) 553-2776
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: NONE.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value Per Share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
[ ] Yes[ x ]No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[ ] Yes[ x ]No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ]Yes  [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s. 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ x ]Yes  [ ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $111,500 as of August 29, 2008, based on a price of $0.05 per share, being the price at which we last sold our common stock.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of May 28, 2009, the Registrant had 5,230,000 shares of common stock outstanding.

KUSHI RESOURCES INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED FEBRUARY 28, 2009
TABLE OF CONTENTS

PART I

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate,” "predict," "potential" or "continue," the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks described below, and, from time to time, in other reports the Company files with the United States Securities and Exchange Commission (the “SEC”). These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.

As used in this Annual Report, the terms “we,” “us,” “our,” “Kushi,” and the “Company” mean Kushi Resources Inc., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1.	BUSINESS.

General

We were incorporated on October 3, 2005 under the laws of the State of Nevada.

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We currently own a 100% undivided interest in a mineral property that we call the “Bee Peak Claim.” The Bee Peak Claim consists of approximately 410.65 hectares and is located in the Atlin mining district of northwest British Columbia, Canada. A description of the Bee Peak Property and the details of our exploration program are provided under the heading “Item 2. Properties”.

We have not generated any revenues from our mineral exploration activities. There is no assurance that a commercially viable mineral deposit exists on the Bee Peak Claim. Further exploration will be required before an evaluation as to the economic feasibility of the Bee Peak Claim can be determined. The Bee Peak Claim is without known reserves and management is intending to proceed with a three-phase mineral exploration program as recommended by our consulting geological technician, as described below.

Recent Corporate Developments

The following corporate developments occurred subsequent to our fiscal year ended February 29, 2008:

1.

During the fiscal year ended February 28, 2009, we completed a helicopter-supported magnetic survey on the Bee Peak Claim at a cost of approximately $11,648. The details of the helicopter- supported magnetic survey are provided under the heading “Item 2. Properties”.

2.

On September 10, 2008, Rajan Rai, our former sole executive officer and former director, and Matthew Diehl entered into a share purchase agreement (the “Share Purchase Agreement”) whereby Mr. Diehl acquired 3,000,000 shares of our common stock from Mr. Rai in a private transaction in consideration for $3,000, or $0.001 per share. The transfer of the shares under the Share Purchase Agreement resulted in a change of control.

Under the terms of the Share Purchase Agreement, Rajan Rai resigned as our Chief Executive Officer, Chief Financial Officer, President, Secretary, and Treasurer. Mr. Matthew Diehl, 31 years old, was appointed as our Chief Executive Officer, Chief Financial Officer, President, Secretary, and Treasurer in place of Mr. Rai. In September 2008, following the filing and mailing of a Schedule 14F- 1 Information Statement to our shareholders, Mr. Rai resigned as our sole director and appointed Mr. Diehl in his place.

3.

On December 17, 2008, Matthew Diehl, our former sole executive officer and former director, entered into a share transfer agreement (the “Share Transfer Agreement”) with Greg Corcoran, our sole executive officer and director. On January 13, 2009, pursuant to the terms of the Share Transfer Agreement, Mr. Diehl sold 3,000,000 shares of our common stock to Mr. Corcoran in consideration of the payment of $3,000. As a result of the closing of the Share Transfer Agreement, Mr. Corcoran now owns approximately 57.4% of our common stock.

Competition

We are a mineral resource exploration company. We compete with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration and development companies with whom we compete have greater financial and technical resources than we do. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

The mineral exploration industry, in general, is intensively competitive and, even if commercial quantities of ore are discovered, a ready market may not exist for the sale of the ore. Numerous factors beyond our control may affect the marketability of any substances discovered. These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital.

Compliance With Government and Environmental Regulations

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the Province of British Columbia. The main agency that governs the exploration of minerals in the Province of British Columbia is the Ministry of Energy, Mines and Petroleum Resources (the “Ministry of Mines”).

The Ministry of Mines manages the development of British Columbia's mineral resources, and implements policies and programs respecting their development while protecting the environment. In addition, the Ministry of Mines regulates and inspects the exploration and mineral production industries in British Columbia to protect workers, the public and the environment.

The material legislation applicable to us is the British Columbia Mineral Tenure Act, and the British Columbia Mines Act, as well as the Health, Safety and Reclamation Code and the Mineral Exploration Code.

The Mineral Tenure Act and its regulations govern the procedures involved in the location, recording and maintenance of mineral titles in British Columbia. The Mineral Tenure Act also governs the issuance of leases which are long term entitlements to minerals.

All mineral exploration activities carried out on a mineral claim or mining lease in British Columbia must be done in compliance with the Mines Act. The Mines Act applies to all mines during exploration, development, construction, production, closure, reclamation and abandonment. It outlines the powers of the Chief Inspector of Mines, to inspect mines, the procedures for obtaining permits to commence work in, on or about a mine and other procedures to be observed at a mine. Additionally, the provisions of the Health, Safety and Reclamation Code for mines in British Columbia contain standards for employment, occupational health and safety, accident investigation, work place conditions, protective equipment, training programs, and site supervision. Also, the Mineral Exploration Code contains standards for exploration activities including construction and maintenance, site preparation, drilling, trenching and work in and about a water body.

Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program. If the exploration activities require the falling of timber, then either a free use permit or a license to cut must be issued by the Ministry of Forests. Items such as waste approvals may be required from the Ministry of Environment, Lands and Parks if the proposed exploration activities are significantly large enough to warrant them. Waste approvals refer to the disposal of rock materials removed from the earth which must be reclaimed. An environmental impact statement may be required.

We have not budgeted for regulatory compliance costs in the proposed work program recommended by our geological report on the Bee Peak Claim.

We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings, our competitive position or on us in the event a potentially economic deposit is discovered.

If we anticipate disturbing ground during our mineral exploration activities, we will be required to make an application under the Mines Act for a permit. A permit is issued within 45 days of a complete and satisfactory application. We do not anticipate any difficulties in obtaining a permit, if needed. The initial exploration activities on the Bee Peak Claim (grid establishment, geological mapping, soil sampling, geophysical surveys and helicopter-supported magnetic surveys) do not involve ground disturbance and as a result do not, at this time, require a work permit. Any follow-up trenching and/or drilling will require permits, applications for which will be submitted well in advance of the planned work.

If we enter the production phase, of which there is no assurance, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. The regulatory requirements that we will have to meet will likely include:

(i)	Ensuring that any water discharge meets drinking water standards;

(ii)	Dust generation will have to be minimal or otherwise re-mediated;

(iii)	Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;

(iv)	All material to be left on the surface will need to be environmentally benign;

(v)	Ground water will have to be monitored for any potential contaminants;

(vi)	The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

(vii)	There will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

Employees

Other than our sole executive officer and director, we have no employees as of the date of this Annual Report. We conduct our business largely through agreements with consultants and arms-length third parties.

Research And Development Expenditures

We have not incurred any research or development expenditures since our inception.

Patents And Trademarks

We do not own any patents or trademarks.

ITEM 1A.	RISK FACTORS.

The following are some of the important factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in our forward-looking statements. We may encounter risks in addition to those described below. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also impair or adversely affect our business, financial condition or results of operation.

If we do not obtain additional financing, our business will fail.

As of February 28, 2009, we had cash on hand of $70 and we have not earned any revenue since our inception. Our current operating funds are not sufficient to meet the anticipated costs of our exploration programs. As such, we will require additional financing to fund our operations for the next twelve months. If the actual costs of our exploration program significantly exceed our estimates or if we decide to proceed to or beyond Phase Three of our exploration program or if we decide to begin mining efforts in the event that it is determined that our property contains mineral reserves, we will need to obtain additional financing in order to complete our business plan. Our plan of operation calls for significant expenses in connection with the exploration of our mineral claim. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business will fail.

We have yet to earn revenue and, because our ability to sustain our operations is dependent on our ability to raise financing, our accountants believe that there is substantial doubt about our ability to continue as a going concern.

Because we have only recently commenced business operations, we expect to incur substantial losses for the foreseeable future. We have never earned any revenues and we have never been profitable. Prior to completing our exploration program for the Bee Peak Claim, we will likely incur increased operating expenses without realizing any revenues. This could cause our business to fail.

We have accrued net losses of $129,884 for the period from our inception on October 3, 2005 to February 28, 2009, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claim. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditors, Madsen & Associates CPAs, Inc., have expressed substantial doubt about our ability to continue as a going concern given our accumulated losses. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to complete our business plan.

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

Investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The Bee Peak Claim does not contain a known body of commercial ore and, therefore, any program conducted on the Bee Peak Claim would be an exploratory search of ore. There is no certainty that any expenditures made in the exploration of the Bee Peak Claim will result in discoveries of commercial quantities of ore. Most exploration projects do not result in the discovery of commercially mineable deposits of ore. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration program do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration. The acquisition of additional claims will be dependent upon our possessing capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations.

Access to the Bee Peak Claim may be restricted by inclement weather during the year, which may delay our proposed mineral exploration programs and any future mining efforts.

Access to the Bee Peak Claim is restricted to the period between May 1 and October 15 of each year due to snow in the area. As a result, any attempts to visit, test, or explore the Bee Peak Claim are largely limited to these few months of the year when weather permits such activities. These limitations can result in significant delays in exploration efforts, as well as mining and production if commercial amounts of minerals are found. Such delays could also result in our inability to meet deadlines for exploration expenditures as defined by the Province of British Columbia. This could cause our business to fail and the loss of investors' entire investment.

We have no mineral reserves. If we do not find a mineral reserve or if we cannot complete the exploration of the mineral reserve, either because we do not have the money to do it or because it will not be economically feasible to do it, we will have to cease operations and investors will lose their investment.

Mineral exploration is highly speculative. It involves many risks and is often non-productive. Even if we are able to find mineral reserves on our property, our production capability is subject to further risks including:

  costs of bringing the property into production including exploration work, preparation of production feasibility studies, and construction of production facilities, all of which we have not budgeted for;
  availability and costs of financing;
  ongoing costs of production; and
  environmental compliance regulations and restraints.

The marketability of any minerals acquired or discovered may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the lack of milling facilities and processing equipment near the Bee Peak Claim, and such other factors as government regulations, including regulations relating to allowable production, importing and exporting of minerals, and environmental protection.

Given the above noted risks, the chances of finding reserves on our mineral property are remote and funds expended on exploration will likely be lost.

Because of the speculative nature of exploration of mineral properties, there is a substantial risk that our business will fail.

The search for valuable minerals as a business is extremely risky. We cannot provide investors with any assurance that our Bee Peak Claim contains commercially exploitable reserves of base or precious minerals. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by us in the exploration of the Bee Peak Claim may not result in the discovery of commercial quantities of minerals. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan and investors could lose their entire investment.

We face significant competition in the mineral exploration industry.

We compete with other mining and exploration companies possessing greater financial resources and technical facilities than us in connection with the acquisition of mineral exploration claims and other precious metals prospects and in connection with the recruitment and retention of qualified personnel. There is significant competition for the limited number of mineral acquisition opportunities and, as a result, we may be unable to acquire an interest in attractive mineral exploration properties on terms we consider acceptable on a continuing basis.

Compliance with health, safety and environmental regulations may impose burdensome costs and if compliance is not achieved our business and reputation may be detrimentally impacted.

The nature of the industries in which we operate means that our activities are highly monitored by health, safety and environmental groups. As regulatory standards and expectations are constantly developing, we may be exposed to increased litigation, compliance costs and unforeseen environmental remediation expenses.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

We may continue to be exposed to increased operational costs due to the costs and lost worker’s time associated with the health and well-being of our workforce on our project areas. Despite our best efforts and best intentions, there remains a risk that health, safety and/or environmental incidents or accidents may occur which may negatively impact our reputation and freedom or license to operate.

Market factors in the mining industry are out of our control, and as a result, we may not be able to market any minerals that may be found on the Bee Peak Claim.

The mining industry, in general, is intensely competitive and management can provide no assurance that even if minerals are discovered on the Bee Peak Claim that a ready market will exist from the sale of any ore found. Numerous factors beyond our control may affect the marketability of minerals. These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in not receiving an adequate return on invested capital and investors may lose their entire investment.

As we undertake exploration of our mineral claim, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program.

There are several governmental regulations that materially restrict mineral exploration. We will be subject to the laws of the Province of British Columbia as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. If we enter the production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

(i)	Water discharge will have to meet drinking water standards;

(ii)	Dust generation will have to be minimal or otherwise re-mediated;

(iii)	Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;

(iv)	An assessment of all material to be left on the surface will need to be environmentally benign;

(v)	Ground water will have to be monitored for any potential contaminants;

(vi)	The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be remediated; and

(vii)	There will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

Our annual cost of compliance with the Mineral Tenure Act is currently approximately $2,600 (CDN$3,285) per year. There is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. If remediation costs exceed our cash reserves we may be unable to complete our exploration program and have to abandon our operations.

Our failure to make required payments or expenditures could cause us to lose title to the mineral claim.

In the Province of British Columbia, the recorded holder of a mineral claim is required to perform a minimum amount of exploration work on a claim or make payment in the equivalent sum in lieu of work. The fee is $4.00 CDN per hectare (approximately $3.20 US per hectare) in the first three years and $8.00 CDN per hectare (approximately $6.40 US per hectare) in subsequent years plus a $0.40 CDN per hectare (approximately $0.32 US per hectare) recording fee annually. Our mineral claim consists of 410.65 hectares. As such, the minimum exploration expenditures and/or filing fee required to maintain the Bee Peak Claim in good standing is $2,600 (CDN$3,285) per year. Our claim is in good standing until January 30, 2012. Following the expiry date, if we fail to incur the minimum exploration expenditures or make any of the required payments in lieu thereof, we could lose title to the Bee Peak Claim.

If we do not obtain clear title to the mineral claim, our business may fail.

Under British Columbia law, title to British Columbia mineral claim can only be held by individuals, British Columbia corporations or foreign corporations extra-provincially registered in British Columbia. Since we are a Nevada corporation and we are not extra-provincially registered in British Columbia, we are not legally allowed to hold claims in British Columbia. Accordingly, our mineral claim is being held in trust for us by our former director, Rajan Rai. If we confirm economically viable mineral deposits on our mineral claim, we will incorporate a British Columbia subsidiary to hold title to the mineral claim and Mr. Rai will transfer the claim to the subsidiary. Until we can confirm mineral deposits, Mr. Rai will hold the claim in trust for us. However, there could be situations such as the death of the titleholder that could hinder us from obtaining a registered title to the mineral claim. If we are unable to obtain a registered title to the mineral claim, our business will be adversely affected.

Aboriginal land claims may negatively impact our operations.

We are not aware of any outstanding aboriginal land claims on the area of the Bee Peak Claim; however, it is possible that an aboriginal land claim could be made in the future. British Columbia government policy at this time is to consult with all potentially affected aboriginal bands and other stakeholders in the area of any potential mining. Should we encounter a situation where an aboriginal person or group claims an interest in our mineral claims, we may be unable to provide compensation to the affected party in order to continue with our mineral exploration work, or if such an option is not available, we may have to relinquish our interest in these claims. In either case, the costs and/or losses could be greater than our financial capacity, and our business would fail.

We may not be able to attract and retain qualified personnel necessary for the implementation of our business strategy and mineral exploration program.

Our future success depends largely upon the continued service of our sole director and officer. Our future success also depends on our ability to attract, retain and motivate qualified personnel when needed. Key personnel represent a significant asset, and the competition for qualified personnel is intense in the mineral exploration industry.

We may have particular difficulty attracting and retaining key personnel in the initial phases of our mineral exploration program. We do not currently maintain key person life insurance on our sole director and officer. The loss of one or more of our key employees or our inability to attract, retain and motivate qualified personnel could negatively impact our ability to complete our mineral exploration program.

Because our sole executive officer does not have formal training specific to the technicalities of mineral exploration, there is a higher risk that our business will fail.

Greg Corcoran, our sole executive officer and director, does not have any formal training as a geologist or in the technical aspects of management of a mineral exploration company. With no direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry. Our management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

As our business assets and our sole executive officer and director are located outside of the United States, investors may be limited in their ability to enforce civil actions against our assets or our sole executive officer and director.

Our business assets are located in Canada and our sole director and executive officer is a resident of Panama. Consequently, it may be difficult for United States investors to effect service of process within the United States upon our assets or our sole executive officer and director, or to realize in the United States upon judgments of United States courts predicated upon civil liabilities under U.S. Federal Securities Laws. A judgment of a U.S. court predicated solely upon such civil liabilities may not be enforceable in Canada or Panama by a Canadian or Panamanian court if the U.S. court in which the judgment was obtained did not have jurisdiction, as determined by the Canadian or Panamanian court, in the matter. There is substantial doubt whether an original action could be brought successfully in Canada or Panama against any of our assets or our sole executive officer and director predicated solely upon such civil liabilities.

Because our sole executive officer and director, Greg Corcoran, owns 57.4% of our outstanding common stock, investors may find that corporate decisions controlled by Mr. Corcoran are inconsistent with the interests of other stockholders.

Greg Corcoran, our sole executive officer and director, controls 57.4% of issued and outstanding shares of our common stock. Accordingly, in accordance with our Articles of Incorporation and Bylaws, Mr. Corcoran is able to control who is elected to our board of directors and thus could act, or could have the power to act, as our management. Since Mr. Corcoran is not simply a passive investor but is also one of our active executives, his interests as an executive may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. Corcoran exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of our board of directors. Also, due to his stock ownership position, Mr. Corcoran will have: (i) the ability to control the outcome of most corporate actions requiring stockholder approval, including amendments to our Articles of Incorporation; (ii) the ability to control corporate combinations or similar transactions that might benefit minority stockholders which may be rejected by Mr. Corcoran to their detriment, and (iii) control over transactions between him and the Company.

We may conduct further offerings in the future in which case your shareholdings will be diluted.

Since our inception, we have relied on such equity sales of our common stock to fund our operations. We may conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, stockholders percentage interest in us will be diluted. The result of this could reduce the value of investors' stock.

Because our stock is a penny stock, shareholders will be more limited in their ability to sell their stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system.

Because our securities constitute “penny stocks” within the meaning of the rules, the rules apply to us and to our securities. The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them. As long as the trading price of our common stock is less than $5.00 per share, the common stock will be subject to rule 15g-9 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

1.	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

2.

contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws;

3.	contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

4.	contains a toll-free telephone number for inquiries on disciplinary actions;

5.	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

6.	contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

ITEM 2.	PROPERTIES.

We currently do not own any physical property or own any real property. We own a 100% undivided interest in a mineral claim that we call the Bee Peak Claim.

Our principal office is located at Apartados 0823-01488, Panama City, Panama and is provided to us at no costs.

THE BEE PEAK CLAIM

Description of Bee Peak Claim

The Bee Peak Claim consists of 410.65 hectares and is located 24 km due west of Atlin, British Columbia.

The Bee Peak Claim is recorded with the British Columbia Ministry of Energy, Mines and Petroleum Resources (the “Ministry of Mines”) as follows:

Name of Mineral Claim	Area in Hectares	Tenure Number	Expiry Date
Bee Peak	410.65	526773	January 30, 2012

The Province of British Columbia owns the land covered by the mineral claim. To our knowledge, there are no aboriginal land claims that might affect our title to our mineral claims or the Province’s title of the property.

Conditions to Maintain Title to the Bee Peak Claim

The Bee Peak Claim is in good standing until January 30, 2012. In order to maintain the Bee Peak Claim in good standing, it will be necessary for us to perform and record valid exploration work with value of CDN$4.00 per hectare in anniversary years 1, 2, and 3, and CDN$8.00 per hectare in subsequent years or pay to the Province of British Columbia the equivalent sum in lieu of work. Failure to perform and record valid exploration work or pay the equivalent sum to the Province of British Columbia on the anniversary dates will result in forfeiture of title to the Bee Peak Claim.

As such, we are required to incur approximately $2,600 (CDN$3,285) on or before January 30, 2012 and each year thereafter on exploration or pay the equivalent sum in cash in lieu of work to the Province of British Columbia, in order to retain title to the Bee Peak Claim. During the year ended February 28, 2009, we spent approximately $11,647.87 on a helicopter-supported magnetic survey on the Bee Peak Claim. We have spent a total of $21,240.07 in locating, exploring and obtaining geological reports on the Bee Peak Claim.

Location and Access

The Bee Peak Claim is located within the northwestern corner of British Columbia, 24 km due west of Atlin Village which is on the east shore of Atlin Lake and which is 145 km 150° (S30°E) of the City of Whitehorse, Yukon and 1,290 km 333°E of the City of Vancouver, British Columbia. The property is located on Bee Peak about 4 km east of Tagish Lake.

Access to the Bee Peak Claim is from Atlin or from Whitehorse, by helicopter or float plane to one of the lakes, or by an hour-long boat ride from Atlin, across Atlin Lake, up Atlin River, along Graham Inlet and to the main part of Tagish Lake.

The Bee Peak Claim is located at high elevation on Engineer Mountain in a dissected plateau terrain and for practical purposes is best accessed by helicopter. The Bee Peak Claim can also be accessed by boat. Travel time by boat with good conditions takes approximately 1.75 hours.

The town of Atlin is situated on the east shore of Atlin Lake, in northern British Columbia, has a population of about 350 permanent residents, and offers most services required in support of mineral exploration activities.

History of Atlin and the Bee Peak Claim Area

Atlin, British Columbia has always been closely identified with the mining industry, having been established about 1900 as a supply base and winter home for miners and prospectors working in the nearby mines, prospects and placer gold fields. Placer gold fields are areas where gold is found in the gravels of a mineral claim. Placer mining continues to be an important component of the local economy and other mining ventures have become increasingly significant in recent years with several properties either in or approaching the permitting and significant financing phases. Significant mining properties that are located in the Tulesequah

River valley, 200 kilometers (approximately 120 miles) south of Atlin, are in advanced stages of exploration and approval process and are best accessed from Atlin.

In recent years, the Atlin mining district has been mapped by scientists from the British Columbia Ministry of Mines, who expanded on the pioneering studies of the federal Geological Survey of Canada conducted from 1957 to 1959. The formerly enigmatic geology of the area has been rationalized and revealed in publications of the Ministry of Mines.

Mining exploration intensified during the 1970's when porphyry molybdenum deposits and uranium occurrences located west and north of Surprise Lake were explored by technical surveys and drilling. The town of Atlin also served as a base of operations for prospecting and geological crews working in the nearby Coast Mountains and the Interior Plateau.

In 1989 and 1990 Golden Bee Minerals Inc. of Kamloops, British Columbia conducted two exploration programs on mineral claims located northeast of the Engineer Mine. The Engineer Mine is situated close to the east shore of Tagish Lake. These claims likely covered the Bee Peak Claim. Golden Bee Minerals Inc. reported the presence on their claims of epitermal to hydrothermal gold-silver mineralization and the discovery of two new mineralized zones. One zone was on Gleaner Mountain and the other one was in proximity to the Bee Peak Claim.

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

The geological setting of the Bee Peak Claim is a structurally complex area of Laberge Group and Sloko Group formations and granitic intrusions. It is situated north of the Llewellyn fault and immediately east of the former Engineer mine. It is located in Stikinia terrain in the southerly continuation of the Whitehorse Trough, a regional syncline. The Bee Peak Claim appears to be underlain by Eocene Sloko Group rocks that overlie Lower Jurassic Laberge Group members, and a small plug of Coast Intrusion is shown in proximity. The Llewellyn fault zone occurs as a series of northwest striking, steeply dipping to vertical faults strands at the contact between Mesozoic strata of the southerly continuation of the Whitehorse Trough and the metamorphosed rocks of the Boundary Ranges of the Coast Crystalline terrane. It varies in width from some tens of meters to as much as several kilometers. Eocene Sloko Group rocks are present in the Bee Peak Claim area only as erosional remnants and may have occupied a much larger area that was subsequently eroded. They are heterogeneous volcanic rocks comprising basal conglomeratic sandstone, rhyolite flows, dikes and ignimbrites, dacitic and andesitic pyroclastic members, basalt, and vitrophyric tuff and breccia.

Physiography and Vegetation

The Bee Peak Claim is found within the Tagish Highland, which is part of the Yukon Plateau, which itself is a physiographic unit of the Interior Plateau System. The Tagish Highland is characterized by areas of relatively smooth, gently rolling upland surface lying, for the most part between 1,500 and 2,000 meters, with local peaks rising above. The area is incised to an elevation of about 670 meters by tributary rivers of Atlin and

Tagish Lakes. The valleys are wide and U-shaped and many to the west of Atlin, such as the Bee Peak Claim area, are occupied by lakes.

Elevations on the property vary from 1,400 meters (4,590 feet) at the bottom of one of the tributaries to Hope Creek along the western edge of the property near its southwestern corner, to over 1,940 meters (6,365 feet) on the mountain peak within the southern part of the property. This gives a property relief of 540 meters (1,775 feet). Bee Peak, which occurs within the northwestern part of the property reaches an elevation of 1,860 meters (6,100 feet). Slopes vary from moderate to mostly steep.

Glaciers occupied the Tagish Highland and thus much of the claim area is covered by glacial drift. For the most part the glacial drift is not thick, but within areas around the bigger lakes it is much thicker. The main water sources on the property are the creeks, the main one being Rupert Creek, which flows easterly on the east part of the claim, and Hope Creek, which flows westerly along the west side of the claim. Tree line is at about 1,400 meters (4,600 feet) on north-facing slopes and 1,500 meters (4,900 feet) on south-facing slopes. Above the tree line, which is all of the Bee Peak Property, the area is mostly covered in alpine vegetation, which is predominantly heather and sedges, as well as stunted buck brush. Below the tree line it is covered with light to medium forest consisting of lodge-pole pine, black spruce, aspen, and scrub birch. The underbrush is generally light but can be thick in areas around streams.

The temperatures can reach 30°C in the summer months, with an average of 20° C whereas in winter they can drop down to –35°C with an average of –15°C. Snowfall in winter months is moderate. Depending on the elevation, mining exploration can be carried out from May until the end of October. On a good year this can extend well into November, though this cannot be relied on.

Geological Report and Recommendations

In December 2006, we engaged Stephen G. Diakow, a geological technician, who is familiar with the Atlin area, to develop a report on and about the Bee Peak Claim. The report entitled “The Report on the Bee Peak Mining Claim” dated December 28, 2006 describes the property, the regional geology, the mineral potential of the Bee Peak Claim and recommends how we should explore the Bee Peak Claim (the “Geological Report”).

The Geological Report recommended a three-phase exploration program as follows:

Phase	Exploration Program	Approximate Cost	Status
One	Prospecting, Trenching and Sampling and Helicopter-Supported Magnetic Survey	$20,500 (CDN$26,000)	Completed Helicopter- Supported Magnetic Survey at a cost of $11,648. Balance expected to be completed in June 2010.
Two	Coverage of the area with VLF-EM and magnetometer surveys	between $51,200 and $118,000 (CDN$65,000 - $150,000)	Dependent upon the results of Phase One.
Three	Geological mapping and sampling	between $157,400 and $196,700 (CDN$200,000 - $250,000)	Dependent upon the results of Phase Two.
	Total Estimated Cost	between $229,100 and $335,200 (CDN$291,000 - $426,000)

According to the Geological Report, the potential economic significance of the Bee Peak Claim is that it is underlain by both Laberge and Sloko Group rocks in proximity to a granitic pluton and a major fault zone. Plutonic rock is rock that forms from cooled magma deep in the Earth's crust. This geology indicates there is potential to locate gold, as the principal metallic mineral, with a list of associated minerals, including minor amounts of pyrite, tetrahedrite, chalcopyrite, and telluride minerals.

Phase One Exploration Program (approximate cost of $20,500 (CDN$26,000))

Based on the recommendations of the Geological Report, we commenced Phase One of our exploration program by conducting a helicopter-supported magnetic survey on our Bee Peak Claim. The main purpose of the magnetic survey was to locate gold and silver mineralization on our Bee Peak Claim. In January 2009, we received the “Geophysical Report on a Helicopter-Supported Magnetic Survey on the Bee Peak Property” from David G. Mark, P.Geo. of Geotronics Consulting Inc. (the "Survey Report"). The results of our helicopter-supported magnetic survey are provided below under the heading “Item 2. Properties – Current State of Exploration”.

The remainder of Phase One is expected to be completed before the end of the 2010 exploration season. Subject to obtaining financing, we expect to send a team to the Bee Peak Claim for a period of 14 days. The crew will generally survey the Bee Peak Claim seeking any outcroppings and locating streams. An outcropping is a part of a rock formation that appears above the surface of the surrounding land. The crew will use global positioning equipment and take a total of 80 samples, including rock, stream sediment, and stream sediment panned concentrate samples. All samples will be bagged and tagged for location, date and time for later analysis.

The samples obtained during Phase One of the mineral exploration program will be analyzed and considered with reference to the regional database. We will engage a consulting geologist to interpret the results of Phase One. If we are able to identify favorable rock formations and structures with elevated metal values we will proceed to conduct Phase Two of the mineral exploration program.

Phase Two Exploration Program (approximate cost between $51,200 and $118,000 (CDN$65,000 -$150,000)).

If we proceed with Phase Two of our exploration program, we expect to helicopter a prospector and geologist to the Bee Peak Claim for a period of approximately ten days. During this period, the crew will use global positioning equipment and will obtain 50 samples from locations that are to be determined during the Phase One review. All samples will be bagged and tagged for location, date and time for later analysis. Also, the program will include further rock and soil geochemistry sampling, a limited amount of trenching using hand tools and dynamite, additional geochemical sampling, and simple geophysical survey methods. After this period is over the crew will return to Atlin by helicopter.

Once we have completed Phase Two of our mineral exploration program, we will review the Phase Two results with a consulting geologist. If we are able to confirm elevated metal values at specific hand drilled targets, we will consider implementing Phase Three of our exploration program, subject to our obtaining financing.

Phase Three Exploration Program (approximate cost between $157,400 and $196,700 (CDN$200,000 -$250,000)).

Phase Three will depend on the location and configuration of the mineral zones. It is likely that further geophysical surveys with different techniques or more densely spaced observations will be required to assist in designing a program of diamond drill holes to test the deeper potential of the best parts of the Bee Peak Claim. Costs, including the cost of a limited drilling campaign, are difficult to estimate but in a somewhat remote area like the Bee Peak Claim are likely to be fairly high. At this stage, we would seek to link with a major resource company in a joint venture relationship in recognition of financing requirements. There are no assurances that we will advance to Phase Three of our Exploration Program or that if results are favorable, that we will be successful in entering into a joint venture relationship to proceed with further exploration and development of the Bee Peak Claim.

Current State of Exploration

In January 2009, we received the Survey Report on our helicopter-supported magnetic survey of the Bee Peak Claim. The magnetic survey was carried out with two proton precession magnetometers, with one being a base station, by taking readings every 50 meters along 15 lines for a total survey length of 31,500 meters. The readings were input into a computer and plotted onto a base map at a scale of 1:5000.

The magnetic survey revealed seven lineations of magnetic lows striking in two main directions, northwesterly and northeasterly. Magnetic low lineations are often indicative of geologic structure such as faults and shear zones. Mineralizing fluids flow along geologic structure and thus magnetic lineations of lows are exploration targets especially where they cross each other.

The magnetic survey also revealed two lineations of magnetic highs that may be caused by mafic intrusions. One strikes northwesterly and the second one strikes almost due north. Mafic intrusions in this area are often associated with gold mineralization.

Recommendations of Survey Report

The magnetic survey has shown this area to have medium to weak exploration potential, especially in the area of the north facing slope of Bee Peak. The author of the Survey Report recommended that we prospect and sample the survey area. Following prospecting and sampling, it was recommended that we conduct MMI soil geochemistry and geophysical surveys such as IP resistivity, especially in the area of the known showings and in those areas where magnetic lineations cross each other.

Management is currently reviewing the results and recommendation of the Survey Report and discussing with our consulting geological technician to determine the economic viability of the Bee Peak Claim based on the data obtained from the Survey Report. The remainder of Phase One will commence if our consulting geological technician advises us to proceed.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any other legal proceedings and, to our knowledge; no other legal proceedings are pending, threatened or contemplated.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common shares are quoted on the Over-The-Counter Bulletin Board (the “OTC Bulletin Board”) under the symbol “KUSI." Although our shares became eligible for quotation on the OTC Bulletin Board in March 2008, the high and low bid information for our common stock for the year ended February 28, 2009 was not available from the OTC Bulletin Board.

Registered Holders Of Our Common Stock

As of May 28, 2009, there were 15 registered holders of record of our common stock.

Dividends

We have neither declared nor paid any cash dividends on our capital stock since our inception and do not contemplate paying cash dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business. Our board of directors will determine future dividend declarations and payments, if any, in light of the then-current conditions they deem relevant and in accordance with Chapter 78 of the Nevada Revised Statutes (the “Nevada Revised Statutes”).

There are no restrictions in our articles of incorporation or in our bylaws which prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of a dividend:

(a)	We would not be able to pay our debts as they become due in the usual course of business; or

(b)

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving distributions.

Recent Sales Of Unregistered Securities

None.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PLAN OF OPERATION

Our plan of operation is to conduct mineral exploration activities on the Bee Peak Claim in order to assess whether the property contains mineral reserves that are capable of commercial extraction. Our exploration program is designed to explore for commercially viable deposits of copper, silver and gold. We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on our mineral claim.

We received a geological evaluation report on the Bee Peak Claim titled “Report on the Bee Peak Claim” prepared by Stephen G. Diakow, a geological technician, on December 28, 2006. In his geological report, Mr. Diakow recommended that a three phase continuing exploration program be conducted as follows:

Phase	Exploration Program	Approximate Cost	Status
One	Prospecting, Trenching and Sampling and Helicopter-Supported Magnetic Survey	$20,500 (CDN$26,000)	Completed Helicopter- Supported Magnetic Survey at a cost of $11,648. Balance expected to be completed in June 2010
Two	Coverage of the area with VLF-EM and magnetometer surveys	between $51,200 and $118,000 (CDN$65,000 - $150,000)	Dependent upon the results of Phase One.
Three	Geological mapping and sampling	between $157,400 and $196,700 (CDN$200,000 - $250,000)	Dependent upon the results of Phase Two.
	Total Estimated Cost	between $229,100 and $335,200 (CDN$291,000 - $426,000)

We commenced Phase One of our exploration program by conducting a helicopter-supported magnetic survey on our Bee Peak Claim. The magnetic survey has shown this area to have medium to weak exploration potential, especially in the area of the north facing slope of the Bee Peak. Mr. David G. Mark, the author of report titled “Geophysical Report on a Helicopter Supported Magnetic Survey on the Bee Peak Property” (the “Survey Report”), has recommended that we conduct further prospecting and sampling in the area. Following prospecting and sampling, Mr. Mark has recommended that we follow up with a MMI soil geochemistry and geophysical surveys such as IP resistivity, especially in the area of the known showings and in those areas where magnetic lineations cross each other.

Management is currently reviewing the results and recommendation of the Survey Report and discussing with our consulting geological technician to determine the economic viability of the Bee Peak Claim based on the data obtained from the Survey Report. The remainder of Phase One will commence if our consulting geological technician advises us to proceed

Over the next twelve months, we anticipate that we will incur the following expenses:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$39,600
Regulatory and Other Operating Expenses	$7,000
Mineral Property Exploration Expenses	$8,850
TOTAL	$55,450

Our total expenditures over the next twelve months are anticipated to be approximately $55,450. Our cash on hand as of February 28, 2009 was $70 and we had a working capital deficit of $73,384. We do not have sufficient cash on hand to pay the anticipated costs of our three-phase exploration program. As such, we will require additional financing to fund our operations for the next twelve months. In addition, there are no assurances that the actual costs of completing this exploration program will not exceed our estimates of those costs. If the actual costs of the exploration program are substantially greater than what we have estimated, or if we decide to proceed with additional work beyond Phase Three, of which there is no assurance, we may also be required to seek additional financing. We currently do not have any arrangements for additional financing.

RESULTS OF OPERATIONS

Summary of Year End Results
	Year Ended	Year Ended	Percentage
	February 28, 2009	February 29, 2008	Increase / (Decrease)
Revenue	$-	$-	n/a
Expenses	(55,335)	(52,206)	6.0%
Net Loss	$(55,335)	$(52,206)	6.0%

Revenue

We did not have any operating revenues from inception on October 31, 2005 to our fiscal year ended February 28, 2009. To date, our activities have been financed through the proceeds from the sale of our common stock and funds advanced by our former President. Due to the nature of our business we do not expect to have operating revenues within the next year.

Expenses

The major components of our expenses for the years ended February 28, 2009 and February 29, 2008 are outlined in the table below:

	Year Ended	Year Ended	Percentage
	February 28, 2009	February 29, 2008	Increase / (Decrease)
Administrative Fees	$8,400	$6,450	30.2%
Bank Charges and Interest	337	361	(6.6)%
Exploration and Development	11,648	1,824	538.6%
Professional Fees	30,805	42,571	(27.6)%
Regulatory	4,145	1,000	314.5%
Total Operating Expenses	$55,335	$52,206	6.0%

Our operating expenses increased by $3,129 or 6% from $52,206 for the year ended February 29, 2008 to $55,335 for the year ended February 28, 2009. This increase in operating expenses was primarily due to obtaining our helicopter-supported magnetic survey which increased our exploration and development costs and an increase in regulatory reporting costs in connection with meeting our reporting obligations under the Exchange Act. These increases were partially offset by a decrease in professional fees which were higher during the year ended February 29, 2008 due to the costs associated with the preparation of Registration Statement on Form SB-2.

Over the next twelve months, we do not anticipate generating any revenue and we expect our operating expenses to be approximately $55,450, primarily due to increases in costs associated with the outsourcing of our administration and accounting services and completing the balance of Phase One of our exploration program. We plan to continue to fund Phase One of our mineral exploration program and our operations through equity financing from the sale of our shares of common stock, private advances or through the sale of a part interest or joint venture in the Bee Peak Claim. We do not have any financing arranged and cannot provide any assurance that we will be able to raise sufficient funding from the sale of our shares of common stock, that we will receive private advances or that we will be able to sell a part interest or joint venture the Bee Peak Claim.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
	At	At	Percentage
	February 28, 2009	February 29, 2008	Increase / (Decrease)
Current Assets	$70	$1,916	(96.3)%
Current Liabilities	(73,454)	(19,965)	267.9%
Working Capital Surplus (Deficit)	$(73,384)	$(18,049)	306.6%

Cash Flows
	Year Ended	Year Ended
	February 28, 2009	February 29, 2008
Cash Flows used in Operating Activities	$(1,846)	$(36,741)
Cash Flows used in Investing Activities	-	-
Cash Flows from Financing Activities	-	-
Net Increase in Cash During Period	$(1,846)	$(36,741)

As at February 28, 2009, we had cash of $70 and negative cash flow from operations of $1,846. To date we have funded our operations with cash that we received from the sale of our common stock and advances from our former President.

We had a working capital deficit of $73,384 as of February 28, 2009 compared to a working capital deficit of $18,049 as of February 29, 2008. The increase in our working capital deficit is attributable to: (i) an increase in accounts payable due to our lack of capital to meet our ongoing expenditures; and (ii) an increase in advances payable from our former President.

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

The notes to the accompanying financial statements have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any revenues since inception and have never paid any dividends and are unlikely to pay dividends or generate earnings in the immediate or foreseeable future. Our continuation as a going concern is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Our ability to achieve and maintain profitability and positive cash flows is dependent upon our ability to locate profitable mineral properties, generate revenues from our mineral production and control production costs. Based upon current plans, we expect to incur operating losses in future periods. At February 28, 2009, we had a working capital deficit of $73,384 and accumulated losses of $129,844 since inception. These factors raise substantial doubt regarding our ability to continue as a going concern. There is no assurance that we will be able to generate revenues in the future. The audited financial statements contained in this Annual Report on Form 10-K do not give any effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying audited financial statements contained in this Annual Report on Form 10-K.

Financing Requirements

We expect to continue to incur substantial losses as we continue the development of our business. Since our inception, we have funded operations through common stock issuances, related party loans, and the support of creditors in order to meet our strategic objectives. Our management believes that sufficient funding will be available to meet our business objectives, including anticipated cash needs for working capital, and are currently evaluating several financing options. However, there can be no assurance that we will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of, our products.

We do not have any financing agreement in place, and there is no assurance that we will be able to obtain additional financing if and when required. We anticipate that additional financing may come in the form of sales of additional shares of our common stock which may result in dilution to our current shareholders.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to our audited financial statements included in this Annual Report on Form 10-K.

Foreign Currency Translation

Our functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 Foreign Currency Translation, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. We have not entered into derivative instruments to offset the impact of foreign currency fluctuations.

Mineral Property Costs

We have been in the exploration stage since our inception on October 3, 2005 and have not yet realized any revenues from our planned operations. We are primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in the Emerging Issues Task Force (EITF) 04-02, Whether Mineral Rights are Tangible or Intangible Assets. We assess the carrying costs for impairment under SFAS No. 144, Accounting for Impairment or Disposal of Long Lived Assets at each fiscal quarter end. An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

1.	Report of Independent Registered Public Accounting Firm (Madsen & Associates CPAs, Inc.);
2.	Balance Sheets as at February 28, 2009 and February 29, 2008;
3.	Statements of Operations for the years ended February 28, 2009, February 29, 2008, and for the period from inception on October 3, 2005 to February 28, 2009;
4.	Statement of Stockholders’ Deficit for the period from inception on October 3, 2005 to February 28, 2009;
5.	Statements of Cash Flows for the years ended February 28, 2009, February 29, 2008, and for the period from inception on October 3, 2005 to February 28, 2009; and
6.	Notes to the Financial Statements.

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

AT FEBRUARY 28, 2009 AND FEBRUARY 29, 2008, FOR THE YEARS ENDED FEBRUARY 28, 2009
AND FEBRUARY 29, 2008 AND FOR THE PERIOD FROM OCTOBER 3, 2005 (INCEPTION) TO
FEBRUARY 28, 2009

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM
BALANCE SHEETS
STATEMENTS OF OPERATIONS
STATEMENTS OF STOCKHOLDERS DEFICIT
STATEMENTS OF CASH FLOWS
NOTES TO FINANCIAL STATEMENTS

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
AT FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

	2009	2008

ASSETS

Current assets:
Cash	$70	$1,916

Total assets	$70	$1,916

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$42,558	$3,575
Accrued administrative fees	3,150	3,180
Accrued professional fees	-	7,159
Advances payable	27,365	6,051
Due to related party	381	-

Total liabilities	73,454	19,965

Commitments and contingencies

Stockholders' deficit:
Common stock; authorized 75,000,000; $0.001 par value; 5,230,000
issued and outstanding at February 28, 2009 and February 29, 2008	5,230	5,230
Additional paid in capital	51,270	51,270
Deficit accumulated during the exploration stage	(129,884)	(74,549)

Total stockholders' deficit	(73,384)	(18,049)

Total liabilities and stockholders' deficit	$70	$1,916

The accompanying notes are an integral part of these financial statements

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS

			From
	Years Ended		October 3, 2005
	February 28,	February 29,	(Inception) to
	2009	2008	February 28, 2009

Operating Expenses:

Administrative fees	$8,400	$6,450	$15,850
Bank charges and interest	337	361	948
Donated rent	-	-	4,000
Donated services	-	-	8,000
Exploration and development costs	11,648	1,824	21,240
Professional fees	30,805	42,571	73,876
Regulatory	4,145	1,000	5,970

Net loss	$55,335	$52,206	$129,884

Net loss per share:
Basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding:
Basic and diluted	5,230,000	5,230,000

The accompanying notes are an integral part of these financial statements

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM OCTOBER 3, 2005 (INCEPTION) TO FEBRUARY 28, 2009

				Deficit
	Common Stock Issued			Accumulated
			Additional	During the
	Number of		Paid-in	Exploration
	Shares	Amount	Capital	Stage	Total

Balance at October 3, 2005 (Inception)	-	$-	$-	$-	$-

Common stock issued for cash	5,350,000	5,350	39,150	-	44,500
Donated services and rent	-	-	3,750	-	3,750
Net loss	-	-	-	(4,431)	(4,431)

Balance at February 28, 2006	5,350,000	5,350	42,900	(4,431)	43,819

Common stock returned to treasury	(105,000)	(105)	(3,945)	-	(4,050)
Common stock issued from treasury for	105,000	105	5,145	-	5,250
cash
Common stock cancelled	(120,000)	(120)	(1,080)	-	(1,200)
Donated services and rent	-	-	8,250	-	8,250
Net loss	-	-	-	(17,912)	(17,912)

Balance at February 28, 2007	5,230,000	5,230	51,270	(22,343)	34,157

Net loss	-	-	-	(52,206)	(52,206)

Balance at February 29, 2008	5,230,000	5,230	51,270	(74,549)	(18,049)

Net loss	-	-	-	(55,335)	(55,335)

Balance at February 28, 2009	5,230,000	$5,230	$51,270	$(129,884)	$(73,384)

The accompanying notes are an integral part of these financial statements

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			From
			October 3, 2005
	Year Ended		(Inception)
	February 28,	February 29,	to February 28,
	2009	2008	2009

Cash flows from operating activities:
Net loss	$(55,335)	$(52,206)	$(129,884)
Adjustments to reconcile net loss to net cash
used in operating activities:
Donated rent and services	-	-	12,000
Changes in operating assets and liabilities:
Accounts payable	38,983	3,575	42,558
Accrued administrative fees	(30)	2,180	3,150
Accrued exploration fees	-	(2,500)	-
Accrued professional fees	(7,159)	6,659	-
Advances payable	21,314	5,551	27,365
Due to related party	381	-	381

Net cash used in operating activities	(1,846)	(36,741)	(44,430)

Cash flows from financing activities
Cash from issuance of common stock	-	-	49,750
Cash paid on cancellation of common stock	-	-	(5,250)

Net cash provided by financing activities	-	-	44,500

Decrease in cash during the period	(1,846)	(36,741)	70

Cash, beginning of period	1,916	38,657	-

Cash, end of period	$70	$1,916	$70

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these financial statements

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2009

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

Exploration Stage

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America. The Company has not produced any revenues from its principal business and is an exploration stage company as defined by Statement of Financial Accounting Standard (SFAS) No. 7.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain prior period amounts in the accompanying financial statements have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on the results of operations or financial position for any period presented.

Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all amounts on deposit with financial institutions and highly liquid investments with maturities of 90 days or less to be cash equivalents. At February 28, 2009, the Company did not have any cash equivalents.

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

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive Income (Loss)

Comprehensive Income (loss) reflects changes in equity that results from transactions and economic events from non-owner sources. At February 28, 2009 and February 29, 2008, the Company has no items that represent a comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in the financial statements.

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

Asset Retirement Obligations

SFAS No. 143 (SFAS 143), Accounting for Asset Retirement Obligations addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Specifically, SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and subsequently allocated to expense over the asset’s useful life. At February 28, 2009, the Company did not have any asset retirement obligations.

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

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash deposits. At February 28, 2009 and February 29, 2008, the Company had approximately $70 and $2,000, respectively in cash that was not insured. This cash is on deposit with a major chartered Canadian bank. As part of its cash management process, the Company performs periodic evaluations of the relative credit standing of this financial institution. The Company has not experienced any losses in cash balances and does not believe it is exposed to any significant credit risk on its cash.

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

At February 28, 2009 and February 29, 2008, the Company had issued 5,230,000 common shares and had no outstanding options or warrants.

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation

The Company accounts for Stock-Based Compensation in accordance with the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment (SFAS 123(R)), which requires recording expense for stock compensation based on a fair value based method.

The Company uses the “modified prospective method” which requires the Company to recognize compensation costs for all stock-based payments granted, modified or settled in financial statements.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158 (SFAS 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). This statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008, or February 28, 2009 for us. The adoption of SFAS 158 did not have a material impact on our financial statements.

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

In June 2007, the EITF of the FASB reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2007 and earlier application is not permitted. This consensus is to be applied prospectively for new contracts entered into on or after the effective date. EITF 07-03 was effective for us on March 1, 2008. The adoption of this pronouncement did not have a material effect on our financial statements.

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which replaces SFAS 141, Business Combinations, requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This statement will be effective for us on March 1, 2009. We expect SFAS 141(R) will have an impact on our accounting for future business combinations once adopted, but the effect is dependent upon the acquisitions that are made in the future.

In December 2007, the EITF of the FASB reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 will be effective for us on March 1, 2009. We do not expect adoption of EITF 07-1 to have a significant impact on our financial statements.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. The Statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This Statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. This statement is effective for us on March 1, 2009. We do not expect adoption of SFAS 160 to have a significant impact on our financial statements.

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (continued)

On January 1, 2008, the Company adopted SFAS No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 relates to financial assets and financial liabilities. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. Also in February 2008, the FASB issued FSP No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which states that SFAS No. 13, Accounting for Leases, (SFAS 13) and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13 are excluded from the provisions of SFAS 157, except for assets and liabilities related to leases assumed in a business combination that are required to be measured at fair value under SFAS No. 141, Business Combinations, (SFAS 141) or SFAS No. 141 (revised 2007), Business Combinations, (SFAS 141(R)).

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

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS 157 are described below:

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

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (continued)

In March 2008, the FASB issued SFAS No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (SFAS 133). This statement is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for fiscal years beginning after November 15, 2008. This statement is effective for us on March 1, 2009. Early adoption of this provision is prohibited. We do not expect this statement to have a material impact on our financial statements.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP is effective prospectively for intangible assets acquired or renewed after March 1, 2009. We do not expect FSP 142-3 to have a material impact on our accounting for future acquisitions of intangible assets.

In May, 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The adoption of this statement did not have a material impact on our financial statements.

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1 (FSP APB 14-1), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP APB 14-1 will be effective for us on March 1, 2009. The adoption of FSP APB 14-1 is not expected to have a material impact on our results of operations or financial position.

On June 16, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 (FSP No. EITF 03-6-1), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. FSP EITF 03-6-1 is effective for us on March 1, 2009. Adoption of FSP EITF 03-6-1 is not expected to have a material impact on our results of operations or financial position.

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (continued)

In June 2008, the FASB issued EITF Issue 07-5 (EITF 07-5), Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock. EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 Accounting for Derivatives and Hedging Activities, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. EITF 07-5 is effective for us on March 1, 2009. Adoption of EITF 07-5 is not expected to have a material impact on our financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (FSP 03-6-1). FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share. This FSP is effective for us on March 1, 2009 and requires all prior-period earnings per share data that is presented to be adjusted retrospectively. We do not expect FSP 03-6-1 to have a material impact on our earnings per share calculations.

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. As it relates to our financial assets and liabilities recognized or disclosed at fair value in our consolidated financial statements on a recurring basis (at least annually), the adoption of FSP 157-3 did not have a material impact on our financial statements.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) About Transfers of Financial Assets and Interest in Variable Interest Entities (FSP 140-4). FSP 140-4 requires additional disclosure about transfers of financial assets and an enterprise’s involvement with variable interest entities. FSP 140-4 was effective for the first reporting period ending after December 15, 2008. The adoption of FSP 140-4 did not have a material impact on our consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position (FSP) No.132 (R)-1, Employers’ Disclosures about Pensions and Other Postretirement Benefits (FSP 132R-1). FSP 132R-1 requires enhanced disclosures about the plan assets of a Company’s defined benefit pension and other postretirement plans. The enhanced disclosures required by this FSP are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. This FSP is effective for us for the year ending January 31, 2010 and is not expected to have a material impact on our financial statements.

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2009

NOTE 3 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to locate profitable mineral properties, generate revenues from its mineral production and control production costs. Based upon current plans, the Company expects to incur operating losses in future periods. At February 28, 2009, the Company had a working capital deficit of $73,384 and accumulated losses of $129,884 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

NOTE 4 - RELATED PARTY TRANSACTIONS

At February 28, 2009 and February 29, 2008 the Company was indebted to its president in the amounts of $381 and $0 respectively. These advances do not bear interest, are unsecured and have not fixed terms of repayment.

NOTE 5 – ADVANCES PAYABLE

At February 28, 2009 and February 29, 2008, the Company was indebted to its former president in the amounts of $27,365 and $6,051. These advances do not bear interest, are unsecured and have not fixed terms of repayment.

NOTE 6 - UNPROVED MINERAL PROPERTIES

On January 30, 2006, the Company staked a mineral claim near Atlin, British Columbia, Canada, comprising an area of 410.65 hectares. The Company is required to incur approximately $2,600 (CDN$3,285) on or before January 30, 2013 and each year thereafter in exploration expenditures or pay the equivalent sum in cash in lieu of work, in order to retain title to the claims. In January 2008, the Company paid $1,635 (CDN$1,643) in cash to the Province of British Columbia, in lieu of work, to retain title to the claims until January 30, 2009 and on January 5, 2009, the Company registered $11,257 (CDN$12,000) in exploration work performed on its unproved mineral properties with the Government of British Columbia, which extend the Company’s title to the claims until January 30, 2012.

All of the Company’s mineral claims are registered in the name of a former president of the Company and pursuant to a trust agreement are held in trust on behalf of the Company.

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2009

NOTE 7 - COMMON STOCK

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

NOTE 8 - INCOME TAXES

Income tax expense has not been recognized for the years ended February 28, 2009 and February 29, 2008 and no taxes were payable at February 28, 2009 or February 29, 2008, because the Company has incurred losses since its inception.

The Company’s net operating losses (NOL’s) for the years ended February 28, 2009 and February 29, 2008, were:

2009	2008
$ 55,335	$ 52,206

At February 28, 2009 and February 29, 2008 the Company had the following deferred tax assets that primarily relate to NOL’s. A 100% valuation allowance has been established as management believes it is more likely than not that the deferred tax assets will not be realized.

	2009	2008
Federal loss carryforwards	$45,459	$26,092
Less: valuation allowance	(45,459)	(26,092)
	$-	$-

The Company’s valuation allowance increased during 2009 and 2008 by $19,367 and $18,272 respectively.

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2009

NOTE 8 - INCOME TAXES (Continued)

The Company had the following NOL carryforwards at February 28, 2009 and February 29, 2008:

2009	2008
$ 129,884	$ 74,549

The federal and Canadian NOL’s expire through February 28, 2029. The Company is a Nevada corporation and is not subject to state taxes.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2009 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive and Financial Officer. Based upon that evaluation, our Chief Executive and Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive and Financial Officer, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Our management, including our Chief Executive and Financial Officer, is responsible for establishing and maintaining a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our management, with the participation of our Chief Executive and Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of February 28, 2009. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of the Evaluation Date and that there were no material weaknesses in our internal control over financial reporting.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended February 28, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls and procedures

Our management, including our Chief Executive and Financial Officer, does not expect that our controls and procedures will prevent all potential errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

ITEM 9B.	OTHER INFORMATION.

Amendment to Code Of Ethics

On June 9, 2009, we amended and fully restated our Code of Ethics (the "Amended Code of Ethics") applicable to our officers and directors, which is a “code of ethics” as defined by applicable rules of the SEC. Each director and officer of the Corporation must comply with the letter and spirit of the Code of Ethics. This purpose of the Code of Ethics is to:

1.	Focus the Board of Directors and each director and officer on areas of ethical risk;
2.	Provide guidance to directors to help them recognize and deal with ethical issues;
3.	Provide mechanisms to report unethical conduct; and
4.	Help foster a culture of honesty and accountability.

Our Amended Code of Ethics is attached as an exhibit to this Annual Report.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the name and positions of our sole executive officer and director as of the date hereof.

Name	Age	Positions
Greg Corcoran	45	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director

Greg Corcoran has been our Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and a Director since January 13, 2009. Mr. Corcoran founded Dragon Gold Resources, Inc. in December 2000. From 1998 to 2003, Gregory Corcoran has been self-employed as a technology consultant through Spidex Technologies ("Spidex"), which he founded in 1996. Spidex sold web server technology for the Microsoft Windows CE operating system to Intrinsyc Software ("Intrinsyc"). This web server technology allowed Intrinsyc to become a leader within the Windows CE industry and establish Intrinsyc as a leader in the Windows CE market space. The web server product won industry recognition. From December 1999 to September 2001, Mr. Corcoran also served as director and CEO of AudioMonster Online, Inc., a company working in the MP3 music market area. Mr. Corcoran has been published in trade journals including the CE Tech Journal, a Microsoft sponsored trade journal. Mr. Corcoran received a B.Sc. Degree majoring in Physics from the University of British Columbia in 1986 and a Diploma of Technology in Robotics from the British Columbia Institute of Technology in 1989.

SIGNIFICANT EMPLOYEES

We have no significant employees other than our sole executive officer and director.

TERMS OF OFFICE

Our sole director is elected to hold office until the next annual meeting of the shareholders and until his respective successor has been elected and qualified. Our executive officers are appointed by our board of directors and hold office until removed by our board of directors or until their successors are appointed.

AUDIT COMMITTEE

Mr. Corcoran is our sole director. As a result, we do not maintain a separately-designated standing audit committee. As a result, our sole director acts as our audit committee. Mr. Corcoran does not meet the definition of an “audit committee financial expert.” We believe that the cost related to appointing a financial expert to our board of directors at this time is prohibitive.

CODE OF ETHICS

On June 9, 2009, we amended and fully restated our Code of Ethics (the "Amended Code of Ethics") applicable to our officers and directors, which is a “code of ethics” as defined by applicable rules of the SEC. If we make any further amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our Chief Executive Officer, Chief Financial Officer or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC. A copy of our Amended Code of Ethics is attached as an exhibit to this Annual Report on Form 10-K for the year ended February 28, 2009.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such forms received by us, we believe that during the last fiscal year, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 11.	EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

We did not pay any compensation to our sole executive officer and director, Mr. Greg Corcoran, or to our former executive officers and directors during the fiscal years ended February 28, 2009 and February 29, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As at February 28, 2009, we did not have any outstanding equity awards.

EMPLOYMENT CONTRACTS

We do not have an employment contract with our sole executive officer and director. We also do not have any termination of employment or change-in-control arrangements with our sole executive officer and sole director.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

We have no equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of May 28, 2009 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock(1)	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	Greg Corcoran, Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director	3,000,000 (direct)	57.4%
5% SHAREHOLDERS
Common Stock	Greg Corcoran, Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director Apartados 0823-01488 Panama City, Panama	3,000,000 (direct)	57.4%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on May 28, 2009. As of May 28, 2009, there were 5,230,000 shares of our common stock issued and outstanding.

CHANGES IN CONTROL

We are not aware of any arrangement which may result in a change in control in the future.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

RELATED TRANSACTIONS

Except as otherwise described below, none of the following persons has, during the past two fiscal years, any direct or indirect material interest in any transaction to which we were or are a party, or in any proposed transaction to which we propose to be a party:

(a)	any director or officer;
(b)	any person proposed as a nominee for election as a director;
(c)	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or
(d)	any immediate family member, including any spouse, child, parent, step-child, step-parent, sibling or in-law, of any of the foregoing.

As at February 28, 2009, we were indebted to our sole executive officer and director in the amount of $381. This amount is unsecured, bears no interest and has no fixed terms of repayment.

As at February 28, 2009 and February 29, 2008, we were indebted to our former President in the amount of $27,365 and $6,051, respectively. This amount is unsecured, bears no interest and has no fixed terms of repayment.

DIRECTOR INDEPENDENCE

Our common stock is quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. Under NASDAQ Rule 5605(a)(2), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our sole director, Greg Corcoran, is also our sole executive officer. As a result, we do not have any independent directors.

As a result of our limited operating history and minimal resources, our management believes that it will have difficulty in attracting independent directors. In addition, we would likely be required to obtain directors and officers insurance coverage in order to attract and retain independent directors. Our management believes that the costs associated with maintaining such insurance is prohibitive at this time.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the two most recently completed fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal periods were as follows:

	Year Ended February 28, 2009	Year Ended February 29, 2008
Audit Fees	$12,000	$12,500
Audit-Related Fees	Nil	Nil
Tax Fees	675	Nil
All Other Fees	Nil	Nil
Total	$12,675	$12,500

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Bylaws.(1)
10.1	Bare Trust Agreement dated January 30, 2006 executed by Rajan Rai as Trustee.(1)
14.1	Code of Ethics.(1)
14.2	Code of Ethics, as amended.
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an Exhibit to our Registration Statement on Form SB-2, as amended, originally filed with the SEC on October 12, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KUSHI RESOURCES INC.

Date:	June 9, 2009	By:	/s/ Greg Corcoran
GREG CORCORAN
President, Secretary, Treasurer, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer and Principal Accounting
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	June 9, 2009	By:	/s/ Greg Corcoran
GREG CORCORAN
President, Secretary, Treasurer, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer and Principal Accounting
Officer)