Form 10-Q
period 2009-05-31
Kushi Resources Inc
filed 2009-07-10
CIK 1405286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER 000-53008

KUSHI RESOURCES INC.
(Exact name of registrant as specified in its charter)

NEVADA	98-0559606
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

Attn: Greg Corcoran, Apartados 0823-01488
Panama City, Panama
(Address of principal executive offices)	(Zip Code)

(702) 553-2776
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[ x ] Yes[ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).[ ] Yes[ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).[ x ] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 7, 2009, the Registrant had 5,230,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended May 31, 2009 are not necessarily indicative of the results that can be expected for the year ending February 28, 2010.

As used in this Quarterly Report, the terms "we,” "us,” "our,” and “Kushi” mean Kushi Resources Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	May 31,	February 28,
	2009	2009
	(unaudited)

ASSETS
Current assets:
Cash	$531	$70

Total assets	$531	$70

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$60,785	$42,558
Accrued administrative fees	3,000	3,150
Advances payable	27,678	27,365
Due to related party	1,025	381

Total liabilities	92,488	73,454
Commitments and contingencies
Stockholders' deficit:
Common stock; authorized 75,000,000; $0.001 par value; 5,230,000
issued and outstanding at May 31, 2009 and February 28, 2009	5,230	5,230
Additional paid in capital	51,270	51,270
Deficit accumulated during the exploration stage	(148,457)	(129,884)

Total stockholders' deficit	(91,957)	(73,384)

Total liabilities and stockholders' deficit	$531	$70

The accompanying notes are an integral part of these interim financial statements

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

			From
	Three Months Ended		October 3, 2005
	May 31,	May 31,	(Inception) to
	2009	2008	May 31, 2009

Operating Expenses:

Administrative fees	$3,000	$1,060	$18,850
Bank charges and interest	77	20	1,025
Donated rent	-	-	4,000
Donated services	-	-	8,000
Exploration and development costs	-	12,452	21,240
Office	60	-	60
Professional fees	15,386	12,848	89,262
Regulatory	50	1,075	6,020

Net loss	$18,573	$27,455	$148,457

Net loss per share:
Basic and diluted	(0.00)	(0.01)

Weighted average number of shares outstanding:
Basic and diluted	5,230,000	5,230,000

The accompanying notes are an integral part of these interim financial statements

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
UNAUDITED

			From
			October 3, 2005
	Three Months Ended		(Inception)
	May 31,	May 31,	to May 31,
	2009	2008	2009

Cash flow from operating activities:
Net loss	$(18,573)	$(27,455)	$(148,457)
Adjustments to reconcile net loss to net cash
used in operating activities:
Donated rent and services	-	-	12,000
Changes in operating assets and liabilities:
Accounts payable	18,227	27,878	60,785
Accrued administrative fees	(150)	1,060	3,000
Accrued professional fees	-	(2,578)	-
Advances payable	313	-	27,678
Due to related party	644	(37)	1,025

Net cash provided by (used in) operating activities	461	(1,132)	(43,969)

Cash flows from financing activities
Cash from issuance of common stock	-	-	49,750
Cash paid on cancellation of common stock	-	-	(5,250)

Net cash provided by financing activities	-	-	44,500

Increase (decrease) in cash during the period	461	(1,132)	531

Cash, beginning of period	70	1,916	-

Cash, end of period	$531	$784	$531

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these interim financial statements

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2009
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

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements included in the Annual report on Form 10-KSB of Kushi Resources Inc. for the year ended February 28, 2009. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and are of a normal recurring nature. Operating results for the three months ended May 31, 2009 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended February 28, 2009 included in the Company’s report on Form 10-K.

Exploration Stage

These unaudited financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America. The Company has not produced any revenues from its principal business and is an exploration stage company as defined by Statement of Financial Accounting Standard (SFAS) No. 7.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all amounts on deposit with financial institutions and highly liquid investments with maturities of 90 days or less to be cash equivalents. At May 31, 2009, the Company did not have any cash equivalents.

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2009
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 Foreign Currency Translation, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. During the quarter ended May 31, 2009 The Company incurred approximately $1,100 in foreign currency losses that were included in professional fees. The Company has not to the date of these unaudited financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Comprehensive Income (Loss)

Comprehensive Income (loss) reflects changes in equity that results from transactions and economic events from non-owner sources. At May 31, 2009 and February 28, 2009, the Company has no items that represent a comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in these unaudited financial statements.

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

Asset Retirement Obligations

SFAS No. 143 (SFAS 143), Accounting for Asset Retirement Obligations addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Specifically, SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and subsequently allocated to expense over the asset’s useful life. At May 31, 2009, the Company did not have any asset retirement obligations.

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2009
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash deposits. At May 31, 2009 and February 28, 2009, the Company had approximately $530 and $70, respectively in cash that was not insured. This cash is on deposit with a major chartered Canadian bank. As part of its cash management process, the Company performs periodic evaluations of the relative credit standing of this financial institution. The Company has not experienced any losses in cash balances and does not believe it is exposed to any significant credit risk on its cash.

Accounting Estimates

The preparation of these unaudited financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these unaudited financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company’s financial statements are based on a number of estimates, including an accrual for estimated administrative fees.

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

At May 31, 2009 and February 28, 2009, the Company had issued 5,230,000 common shares and had no outstanding options or warrants.

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2009
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recent Accounting Pronouncements

In March 2008, the FASB, affirmed the consensus of FASB Staff Position (FSP) Accounting Principles Board Opinion No. 14-1 (APB 14-1), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which applies to all convertible debt instruments that have a net settlement feature; which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuer’s nonconvertible debt borrowing rate. Previous guidance provided for accounting for this type of convertible debt instrument entirely as debt. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of FSP APB 14-1 did not have a material impact on our financial statements.

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
MAY 31, 2009
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued

This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years; disclosure requirements in paragraphs 30(g) and 31 are effective for the first period (including interim periods) beginning after May 23, 2008. The adoption of SFAS 163 did not have a significant impact on our financial statements.

On June 16, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 (FSP No. EITF 03-6-1), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The adoption of FSP No. EITF 03-6-1 did not have a significant impact on the Company’s results of operations and financial position.

In June 2008, the FASB issued EITF Issue 07-5 (EITF 07-5), Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock. EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 Accounting for Derivatives and Hedging Activities, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. The adoption of EITF 07-5 did not have a significant impact on the Company’s financial statements.

In June 2008, the FASB released a proposed SFAS, Disclosure of Certain Loss Contingencies, an amendment of FASB Statements No. 5 and 141) (the proposed Statement), for a comment period that ended during August 2008. The proposed Statement would (a) expand the population of loss contingencies that are required to be disclosed, (b) require disclosure of specific quantitative and qualitative information about those loss contingencies, (c) require a tabular reconciliation of recognized loss contingencies and (d) provide an exemption from disclosing certain required information if disclosing that information would be prejudicial to an entity's position in a dispute. The proposed Statement would be effective for financial statements issued for fiscal years ending after December 15, 2008, and for interim and annual periods in subsequent fiscal years. When and if the proposed Statement is approved in final form by FASB, the Company will evaluate whether the adoption of the proposed Statement will have any material impact on its financial position and results of operations.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. The FSP requires new disclosures on investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk, and is effective for fiscal years ending after December 15, 2009, with earlier application permitted. This pronouncement has no effect on the company’s financial reporting at this time.

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2009
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments and Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments during interim reporting periods. The FSP is effective for interim and annual periods ending after June 15, 2009, which is August 31, 2009 for the Company. This pronouncement has no effect on the Company’s financial reporting at this time.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP is effective for interim and annual periods ending after June 15, 2009, which is August 31, 2009 for the Company. The FSP is not anticipated to have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The FSP provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. The FSP is effective for interim and annual periods ending after June 15, 2009, which is August 31, 2009 for the Company. The FSP is not anticipated to have a material impact on the Company’s consolidated financial statements.

NOTE 3 – GOING CONCERN

These unaudited financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to locate profitable mineral properties, generate revenues from its mineral production and control production costs. Based upon current plans, the Company expects to incur operating losses in future periods. At May 31, 2009, the Company had a working capital deficit of $91,957 and accumulated losses of $148,457 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These unaudited financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying unaudited financial statements.

NOTE 4 - RELATED PARTY TRANSACTIONS

All of the Company’s mineral claims are registered in the name of a former president of the Company and pursuant to a trust agreement are held in trust on behalf of the Company (see Note 5).

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2009
(Unaudited)

At May 31, 2009 and February 28, 2009 the Company was indebted to its president in the amounts of $1,025 and $381, respectively

NOTE 5 - UNPROVED MINERAL PROPERTIES

On January 30, 2006, the Company staked a mineral claim near Atlin, British Columbia, Canada, comprising an area of 410.65 hectares. The Company is required to incur approximately $2,600 (CDN$2,997) on or before January 30, 2010 and each year thereafter in exploration expenditures or pay the equivalent sum in cash in lieu of work, in order to retain title to the claims. In January 2008, the Company paid $1,635 (CDN$1,643) in cash to the Province of British Columbia, in lieu of work, to retain title to the claims until January 30, 2009 and on January 5, 2009, the Company registered $12,000 CDN in exploration work performed on its unproved mineral properties with the Government of British Columbia, which extend the Company’s title to the claims until January 30, 2012.

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

On November 10, 2006, the Company issued 105,000 common shares at $0.05 per share for proceeds of $5,250.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements." These statements, identified by words such as “plan,” "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Part II – Item 1A. Risk Factors” and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents, particularly our Annual Reports, our Quarterly Reports and our Current Reports we file from time to time with the United States Securities and Exchange Commission (the “SEC”). Copies of all of our filings with the SEC may be accessed by visiting the SEC site (http://www.sec.gov) and performing a search of our electronic filings.

INTRODUCTION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three months ended May 31, 2009, and changes in our financial condition from February 28, 2009. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2009 filed with the SEC on June 10, 2009.

OVERVIEW

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

RECENT CORPORATE DEVELOPMENTS

On June 18, 2009, Kelly T. Hickel was appointed to our board of directors. Kelly T. Hickel was Chairman of Paradise Music & Entertainment, Inc. (PDSE.pk) from February 2001 until June 2006. Previously, Mr. Hickel was President of Miniscribe Corp., a Fortune 500 disk drive manufacturer, from 1989 to 1990. Mr. Hickel helped conduct a 363B sale to Maxtor from bankruptcy. He was the President of the Maxwell Technology Information Systems Group from 1993 until 1997. Mr. Hickel was, recently, Chairman and Chief Restructuring Office of The Tyree Company in Farmingdale, New York. He is Managing Director of The Turnaround Group, LLC and Strategic Growth Associates, a Denver-based advisory firm, CEO of

Environmental Testing Laboratories, Inc., Chairman and CEO of United EcoEnergy, Inc. (UEEC) and Chairman of the Advisory Committee for Leaddog Capital Partners, Inc. Mr. Hickel has arranged a number of private and public company financings and financial restructuring over the years. Mr. Hickel is a graduate of Indiana University, with a Bachelors of Science, and has attended coursework at Columbia University.

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

We received a geological evaluation report on the Bee Peak Claim titled “Report on the Bee Peak Claim” prepared by Stephen G. Diakow, a geological technician, on December 28, 2006. In his geological report, Mr. Diakow recommended that a three phase continuing exploration program be conducted as follows:

Phase	Exploration Program	Approximate Cost*	Status
One	Prospecting, Trenching and Sampling and Helicopter-Supported Magnetic Survey	$22,000	Completed Helicopter- Supported Magnetic Survey at a cost of $11,648. The balance of this phase is expected to be completed in June 2010.
Two	Coverage of the area with VLF-EM and magnetometer surveys	between $55,000 and $130,000	Dependent upon the results of Phase One.
Three	Geological mapping and sampling	between $175,000 and $215,000	Dependent upon the results of Phase Two.
	Total Estimated Cost	between $250,000 and $365,000

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

Over the next twelve months, we anticipate that we will incur the following expenses:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$47,200
Regulatory and Other Operating Expenses	$7,000
Mineral Property Exploration Expenses	$12,150
TOTAL	$66,350

Our total expenditures over the next twelve months are anticipated to be approximately $66,350. Our cash on hand as of May 31, 2009 was $531 and we had a working capital deficit of $91,957. We do not have sufficient cash on hand to meet our ongoing operating costs and to pay the anticipated costs of our three-phase exploration program. As such, we will require additional financing to fund our operations for the next twelve months. We currently do not have any arrangements for additional financing.

RESULTS OF OPERATIONS

Three Months Summary
	Three Months	Three Months	Percentage
	Ended	Ended	Increase /
	May 31, 2009	May 31, 2008	(Decrease)
Revenue	$-	$-	n/a
Expenses	(18,573)	(27,455)	(32.4)%
Net Loss	$(18,573)	$(27,455)	(32.4)%

Revenue

We have not generated any operating revenues since inception. To date, our activities have been financed through the proceeds from the sale of our common stock and funds advanced by our former President and a shareholder. Due to the nature of our business we do not expect to have operating revenues within the next year.

Operating Costs and Expenses

Our operating expenses for the three months ended May 31, 2009 and 2008 consisted of the following:

	Three Months	Three Months	Percentage
	Ended	Ended	Increase /
	May 31, 2009	May 31, 2008	(Decrease)
Administrative Fees	$3,000	$1,060	183%
Bank Charges and Interest	77	20	285%
Exploration and Development	-	12,452	(100)%
Office	60	-	n/a%
Professional Fees	15,386	12,848	19.8%
Regulatory	50	1,075	(95.3)%
Total Operating Expenses	$18,573	$27,455	(32.4)%

Our operating expenses decreased by $8,882 or 32.4% from $27,455 for the three months ended May 31, 2008 to $18,573 for the three months ended May 31, 2009. This decrease in operating expenses was primarily due to a decrease in our exploration and development costs due to a lack of working capital. This decrease was partially offset by an increase in professional fees which were higher during the three months ended May 31, 2009 due to the costs in connection with meeting our reporting obligations under the Exchange Act.

Over the next twelve months, we do not anticipate generating any revenue and we expect our operating expenses to be approximately $65,950, primarily due to increases in costs associated with the outsourcing of our administration and accounting services and completing the balance of Phase One of our exploration program. We plan to continue to fund Phase One of our mineral exploration program and our operations through equity financing from the sale of our shares of common stock, private advances or through the sale of a part interest or joint venture in the Bee Peak Claim. We do not have any financing arranged and cannot provide any assurance that we will be able to raise sufficient funding from the sale of our shares of common stock, that we will receive private advances or that we will be able to sell a part interest or joint venture the Bee Peak Claim.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At	At	Increase /
	May 31, 2009	February 28, 2009	(Decrease)
Current Assets	$531	$70	658.6%
Current Liabilities	(92,488)	(73,454)	25.9%
Working Capital Surplus (Deficit)	$(91,957)	$(73,384)	25.3%

Cash Flows
	Three Months Ended May 31,
	2009	2008
Cash Flows (Used In) Operating Activities	$461	$(1,132)
Cash Flows (Used In) Investing Activities	-	-
Cash Flows From Financing Activities	-	-
Net Increase (Decrease) In Cash During Period	$461	$(1,132)

As at May 31, 2009, we had cash of $531 and positive cash flow from operations of $461. To date, we have funded our operations with cash that we received from the sale of our common stock and advances from our former President and from a shareholder.

We had a working capital deficit of $91,957 as of May 31, 2009 compared to a working capital deficit of $73,384 as of February 28, 2009. The increase in our working capital deficit is attributable to: (i) an increase in accounts payable due to our lack of capital to meet our ongoing expenditures; and (ii) an increase in advances payable from advances from a shareholder.

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

The notes to the accompanying financial statements have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any revenues since inception and have never paid any dividends and are unlikely to pay dividends or generate earnings in the immediate or foreseeable future. Our continuation as a going concern is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Our ability to achieve and maintain profitability and positive cash flows is dependent upon our ability to locate profitable mineral properties, generate revenues from our mineral production and control production costs. Based upon current plans, we expect to incur operating losses in future periods. At May 31, 2009, we had a working capital deficit of $91,957 and accumulated losses of $148,457 since inception. These factors raise substantial doubt regarding our ability to continue as a going concern. There is no assurance that we will be able to generate revenues in the future.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

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

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to our unaudited financial statements included in this Quarterly Report on Form 10-Q.

Foreign Currency Translation

Our functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 Foreign Currency Translation, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. During the quarter ended May 31, 2009, we incurred approximately $1,100 in foreign currency losses that were included in professional fees. We have not entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2009 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive and Financial Officer. Based upon that evaluation, our Chief Executive and Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended May 31, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are not a party to any other legal proceedings and, to our knowledge; no other legal proceedings are pending, threatened or contemplated.

ITEM 1A.	RISK FACTORS.

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

As of May 31, 2009, we had cash on hand of $531 and we have not earned any revenue since our inception. Our current operating funds are not sufficient to meet our current obligations and the anticipated costs of our exploration program. As such, we will require additional financing to fund our operations for the next twelve months. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business will fail.

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

We have accrued net losses of $148,457 for the period from our inception on October 3, 2005 to May 31, 2009, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claim. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditors, Madsen & Associates CPAs, Inc., in their audit report included in our Annual Report on Form 10-K filed with the SEC on June 10, 2009, have expressed substantial doubt about our ability to continue as a going concern given our accumulated losses. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to complete our business plan.

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

Our annual cost of compliance with the Mineral Tenure Act is currently approximately $3,010 (CDN$3,285) per year. There is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. If remediation costs exceed our cash reserves we may be unable to complete our exploration program and have to abandon our operations.

Our failure to make required payments or expenditures could cause us to lose title to the mineral claim.

In the Province of British Columbia, the recorded holder of a mineral claim is required to perform a minimum amount of exploration work on a claim or make payment in the equivalent sum in lieu of work. The fee is $4.00 CDN per hectare (approximately $3.66 US per hectare) in the first three years and $8.00 CDN per hectare (approximately $7.33 US per hectare) in subsequent years plus a $0.40 CDN per hectare (approximately $0.37 US per hectare) recording fee annually. Our mineral claim consists of 410.65 hectares. As such, the minimum exploration expenditures and/or filing fee required to maintain the Bee Peak Claim in good standing is $3,010 (CDN$3,285) per year. Our claim is in good standing until January 30, 2012. Following the expiry date, if we fail to incur the minimum exploration expenditures or make any of the required payments in lieu thereof, we could lose title to the Bee Peak Claim.

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

Our future success depends largely upon the continued service of our sole executive officer. Our future success also depends on our ability to attract, retain and motivate qualified personnel when needed. Key personnel represent a significant asset, and the competition for qualified personnel is intense in the mineral exploration industry.

We may have particular difficulty attracting and retaining key personnel in the initial phases of our mineral exploration program. We do not currently maintain key person life insurance on our directors and sole executive officer. The loss of one or more of our key employees or our inability to attract, retain and motivate qualified personnel could negatively impact our ability to complete our mineral exploration program.

Because our sole executive officer does not have formal training specific to the technicalities of mineral exploration, there is a higher risk that our business will fail.

Greg Corcoran, our sole executive officer and a director, does not have any formal training as a geologist or in the technical aspects of management of a mineral exploration company. With no direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry. Our management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

As our business assets and our sole executive officer are located outside of the United States, investors may be limited in their ability to enforce civil actions against our assets or our sole executive officer and director.

Our business assets are located in Canada and our sole executive officer is a resident of Panama. Consequently, it may be difficult for United States investors to effect service of process within the United States upon our assets or our sole executive officer, or to realize in the United States upon judgments of United States courts predicated upon civil liabilities under U.S. Federal Securities Laws. A judgment of a U.S. court predicated solely upon such civil liabilities may not be enforceable in Canada or Panama by a Canadian or Panamanian court if the U.S. court in which the judgment was obtained did not have jurisdiction, as determined by the Canadian or Panamanian court, in the matter. There is substantial doubt whether an original action could be brought successfully in Canada or Panama against any of our assets or our sole executive officer predicated solely upon such civil liabilities.

Because our sole executive officer and a director, Greg Corcoran, owns 57.4% of our outstanding common stock, investors may find that corporate decisions controlled by Mr. Corcoran are inconsistent with the interests of other stockholders.

Greg Corcoran, our sole executive officer and a director, controls 57.4% of issued and outstanding shares of our common stock. Accordingly, in accordance with our Articles of Incorporation and Bylaws, Mr.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Bylaws.(1)
10.1	Bare Trust Agreement dated January 30, 2006 executed by Rajan Rai as Trustee.(1)
14.1	Code of Ethics.(1)
14.2	Code of Ethics, as amended.(2)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an Exhibit to our Registration Statement on Form SB-2, as amended, originally filed with the SEC on October 12, 2007.
(2)	Previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended February 28, 2009 filed with the SEC on June 10, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KUSHI RESOURCES INC.

Date:	July 10, 2009	By:	/s/ Greg Corcoran
GREG CORCORAN
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)