Form 10-Q
period 2009-08-31
Kushi Resources Inc
filed 2009-10-20
CIK 1405286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

COMMISSION FILE NUMBER 000-53008

KUSHI RESOURCES INC.
(Exact name of registrant as specified in its charter)

NEVADA	98-0559606
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

120 Wall Street, Suite 2401
New York, NY	10005
(Address of principal executive offices)	(Zip Code)
(646)  808-3097
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                       [ x ] Yes [  ]No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                         [   ] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                               [   ]Yes [x ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of October 7, 2009, the Registrant had 5,230,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended August 31, 2009 are not necessarily indicative of the results that can be expected for the year ending February 28, 2010.

As used in this Quarterly Report, the terms "we,” "us,” "our,” and “Kushi” mean Kushi Resources Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	August 31,	February 28,
	2009	2009
	(unaudited)

ASSETS
Current assets:
Cash	$1	$70

Total assets	$1	$70

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$47,378	$42,558
Accrued administrative fees	-	3,150
Advances payable	-	27,365
Due to related party	-	381

Total liabilities	47,378	73,454
Commitments and contingencies
Stockholders' deficit:
Common stock; authorized 75,000,000; $0.001 par value; 5,230,000
issued and outstanding at August 31, 2009 and February 28, 2009	5,230	5,230
Additional paid in capital	51,270	51,270
Deficit accumulated during the exploration stage	(103,877)	(129,884)

Total stockholders' deficit	(47,377)	(73,384)

Total liabilities and stockholders' deficit	$1	$70

The accompanying notes are an integral part of these interim financial statements

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	August 31,	August 31,
	2009	2008

Operating Expenses:

Administrative fees	$-	$1,060
Bank charges and interest	-	(14)
Donated rent	-	-
Donated services	-	-
Exploration and development costs	-	-
Foreign exchange gains and losses	42	-

Professional fees	698	5,671
Office	-	-

Regulatory	-	538
Total operating expenses	(740)	(7,255)
Loss before extraordinary item	(740)	(7,255)
Extraordinary gain - debt forgiveness income Net income (loss)	$45,320 44,580	$(7,255)	-

Net income (loss) per share:
Basic and diluted	0.00	(0.00)

Weighted average number of shares outstanding:
Basic and diluted	5,230,000	5,230,000

The accompanying notes are an integral part of these interim financial statements

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

			From
	Six Months Ended		October 3, 2005
	August 31,	August 31,	(Inception) to
	2009	2008	August 31, 2009

Operating Expenses:

Administrative fees	$3,000	$2,120	$18,850
Bank charges and interest	78	6	945
Donated rent	-	-	4,000
Donated services	-	-	8,000
Exploration and development costs	-	12,452	21,240
Foreign exchange gains and losses	1,201	-	598
Professional fees	14,984	18,519	89,439
Office	-	-	155
Regulatory	50	1,613	5,970
Total operating expenses	19,313	34,710	149,197
Loss before extraordinary item	(19,313)	(34,710)	(149,197)
Extraordinary gain - debt forgiveness income	45,320	-	45,320

Net income (loss)	$26,007	$(34,710)	$(103,877)

Net income (loss) per share:
Basic and diluted	0.00	(0.01)

Weighted average number of shares outstanding:
Basic and diluted	5,230,000	5,230,000

The accompanying notes are an integral part of these interim financial statements

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
UNAUDITED

			From
			October 3, 2005
	Six Months Ended		(Inception)
	August 31,	August 31,	to August 31,
	2009	2008	2009

Cash flow from operating activities:
Net loss	$26,007	$(34,710)	$(103,877)
Adjustments to reconcile net loss to net cash
used in operating activities:
Donated rent and services	-	-	12,000
Changes in operating assets and liabilities:
Accounts payable	4,820	12,941	47,378
Accrued administrative fees	(3,150)	(1,831)	-
Accrued professional fees	-	-	-
Advances payable	-	-	-
Due to related party	(27,365)	21,889	-

Net cash provided by (used in) operating activities	(69)	(1,711)	(44,499)

Cash flows from financing activities
Cash from issuance of common stock	-	-	44,500

Net cash provided by financing activities	-	-	44,500

Increase (decrease) in cash during the period	(69)	(1,711)	1

Cash, beginning of period	70	1,916	-

Cash, end of period	$1	$205	$1

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these interim financial statements

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2009
(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Nature of Operations

Kushi Resources Inc. (Kushi) was incorporated on October 3, 2005, under the laws of the State of Nevada. Kushi’s principal business has been the acquisition and exploration of mineral resources in northern British Columbia, Canada. Kushi has not presently determined whether its properties contain mineral reserves that are economically recoverable. Kushi has not commenced significant operations and is considered an Exploration Stage Company, as defined by SEC Industry Guide 7, and follows Statement of Financial Accounting Standard (SFAS) No.7 Accounting and Reporting by Development Stage Enterprises, where applicable. In these notes, the terms Company, we, us or our mean Kushi.

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of Kushi Resources Inc. for the year ended February 28, 2009. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and are of a normal recurring nature. Operating results for the three and six months ended August 31, 2009 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended February 28, 2009 included in the Company’s report on Form 10-K.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all amounts on deposit with financial institutions and highly liquid investments with maturities of 90 days or less to be cash equivalents. At August 31, 2009, the Company did not have any cash equivalents.

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2009
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 Foreign Currency Translation, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. During the quarter ended August 31, 2009, the Company incurred approximately $42 in foreign currency losses from expenses for  professional fees. The Company has not, to the date of these unaudited financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Comprehensive Income (Loss)

Comprehensive Income (loss) reflects changes in equity that results from transactions and economic events from non-owner sources. At August 31, 2009 and February 28, 2009, the Company has no items that represent a comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in these unaudited financial statements.

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

Asset Retirement Obligations

SFAS No. 143 (SFAS 143), Accounting for Asset Retirement Obligations addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Specifically, SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and subsequently allocated to expense over the asset’s useful life. At August 31, 2009, the Company did not have any asset retirement obligations.

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2009
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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash deposits. At August 31, 2009 and February 28, 2009, the Company had approximately $1 and $70, respectively in cash that was not insured. This cash is on deposit with a major chartered Canadian bank. As part of its cash management process, the Company performs periodic evaluations of the relative credit standing of this financial institution. The Company has not experienced any losses in cash balances and does not believe it is exposed to any significant credit risk on its cash.

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

At August 31, 2009 and February 28, 2009, the Company had issued 5,230,000 common shares and had no outstanding options or warrants.

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2009
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

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The FSP provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. The FSP is effective for interim and annual periods ending after June 15, 2009, which is August 31, 2009 for the Company. The FSP is not anticipated to have a material impact on the Company’s consolidated financial In May 2009, the FASB issued FAS 165, “Subsequent Events”. This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires and entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on the Company’s financial condition or results of operation.

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets” an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 166 to have an impact on the Company’s results of operations, financial condition or cash flows.

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2009
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R)”. FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 167 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

Reclassifications

Certain prior period amounts have been reclassified to conform to curretn period presentation.

NOTE 3 – GOING CONCERN

These unaudited financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to locate profitable mineral properties, generate revenues from its mineral production and control production costs. Based upon current plans, the Company expects to incur operating losses in future periods. At August 31, 2009, the Company had a working capital deficit of $47,377 and accumulated losses of $103,877 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These unaudited financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying unaudited financial statements.

NOTE 4 - RELATED PARTY TRANSACTIONS

All of the Company’s mineral claims are registered in the name of a former president of the Company and pursuant to a trust agreement are held in trust on behalf of the Company (see Note 5).

At August 31, 2009 and February 28, 2009 the Company was indebted to its president in the amounts of $0 and $381, respectively.

KUSHI RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2009
(Unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS

During the quarter ended August 31, 2009, the former officers and directors, as well as certain shareholders, agreed, as part of the transfer of control of the Company reported on Form 14f filed with the SEC on August 31, 2009, to forgive certain indebtedness owed to them by the Company, and also agreed to pay certain outstanding payables due as of August 31, 2009.  The payment of the accounts payable will be treated as a contribution to capital when completed during the quarter ended November 30, 2009, and the forgiveness of debt in the total amount of  $45,320 has been treated as debt forgiveness income and an extraordinary gain in the accompanying financial statements.

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

No shares were issued during the three or six months ended August 31, 2009.

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

INTRODUCTION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three and six months ended August 31, 2009, and changes in our financial condition from February 28, 2009. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2009 filed with the SEC on June 10, 2009.

OVERVIEW

We were incorporated on October 3, 2005 under the laws of the State of Nevada.

We have been an exploration stage company engaged in the acquisition and exploration of mineral properties. We currently own a 100% undivided interest in a mineral property that we call the “Bee Peak Claim.” The Bee Peak Claim consists of approximately 410.65 hectares and is located in the Atlin mining district of northwest British Columbia, Canada.

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

RECENT CORPORATE DEVELOPMENTS

On June 18, 2009, Kelly T. Hickel was appointed to our board of directors. Kelly T. Hickel was Chairman of Paradise Music & Entertainment, Inc. (PDSE.pk) from February 2001 until June 2006. Previously, Mr. Hickel was President of Miniscribe Corp., a Fortune 500 disk drive manufacturer, from 1989 to 1990. Mr. Hickel helped conduct a 363B sale to Maxtor from bankruptcy. He was the President of the Maxwell Technology Information Systems Group from 1993 until 1997. Mr. Hickel was, recently, Chairman and Chief Restructuring Office of The Tyree Company in Farmingdale, New York. He is Managing Director of The Turnaround Group, LLC and Strategic Growth Associates, a Denver-based advisory firm, CEO of  Environmental Testing Laboratories, Inc., Chairman and CEO of United EcoEnergy, Inc. (UEEC) and Chairman and CEO of TheraBiogen, Inc. Mr. Hickel has arranged a number of private and public company financings and financial restructuring over the years. Mr. Hickel is a graduate of Indiana University, with a Bachelors of Science, and has attended coursework at Columbia University.

During August, 2009, a controlling interest in the Company was acquired as reported on the Form 14f filed with the SEC on August 31, 2009. As part of that change in control, our former Chairman and sole officer, Greg Corcoran, resigned as an officer and director, leaving Mr. Hickel as the sole remaining director.  Mr. Hickel also  has been appointed as our President, Secretary and Treasurer and sole officer.

PLAN OF OPERATION

Our plan of operation to date has been to conduct mineral exploration activities on the Bee Peak Claim in order to assess whether the property contains mineral reserves that are capable of commercial extraction. Our exploration program has been designed to explore for commercially viable deposits of copper, silver and gold. We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on our mineral claim.

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

Over the next twelve months, we anticipate that, if we continue our exploration activities, we will have to incur the following expenses:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$47,200
Regulatory and Other Operating Expenses	$7,000
Mineral Property Exploration Expenses	$12,150
TOTAL	$66,350

Our total expenditures over the next twelve months are anticipated to be approximately $66,350 if we continue our exploration activities. Our cash on hand as of August 31, 2009 was $1 and we had a working capital deficit of $47,377. We do not have sufficient cash on hand to meet our ongoing operating costs and to pay the anticipated costs of our three-phase exploration program. As such, we will require additional financing to fund our operations for the next twelve months. We currently do not have any arrangements for additional financing.

Because of our lack of capital and uncertain future, we are also considering acquiring other business activities that can provide operational revenues to support our exploration activities as well as our continuing administrative expenses.

RESULTS OF OPERATIONS
Three Months Summary
	Three Months	Three Months	Percentage
	Ended	Ended	Increase /
	August 31, 2009	August 31, 2008	(Decrease)
Expenses	$(740)	$(7,255)	90.01%
Extraordinary gain - debt forgiveness income	45,320	-	n.a

Net Gain (Loss)	$44,580	$(7,255)	714.5%

Revenue

We have not generated any operating revenues since inception. To date, our activities have been financed through the proceeds from the sale of our common stock and funds advanced by our former President and a shareholder. Due to the nature of our business we do not expect to have operating revenues within the next year unless we undertake the acquisition of a new business.

Operating Costs and Expenses

Our operating expenses for the three months ended August 31, 2009 and 2008 consisted of the following:

		Three Months	Three Months	Percentage
		Ended	Ended	Increase /
		August 31, 2009	August 31, 2008	(Decrease)
Administrative Fees		$-	$1,060	n/a
Bank Charges and Interest		-	(14)	n/a
Exploration and Development		-	-	n/a
Foreign exchaneg gains and losses		42	-	n/a
Professional Fees	?	698	5,671	(87.7)%
Regulatory		-	538	n/a
Total Operating Expenses		$740	$7,255	(90.0)%

Our operating expenses decreased by $6,515 or 90% from $7,255 for the three months ended August 31, 2008 to $740 for the three months ended August 31, 2009. This decrease in operating expenses was primarily due to a decrease in our exploration and development costs due to a lack of working capital, and a decrease in professional fees.

Six Months Summary
	Six Months	Six Months	Percentage
	Ended	Ended	Increase /
	August 31, 2009	August 31, 2008	(Decrease)
Expenses	$(19,313)	$(34,710)	(44.4%)
Extraordinary gain - debt forgiveness income	45,320	4-	n.a.
Net Gain (Loss)	$26,007	$(34,710)	174.9%

Revenue

We have not generated any operating revenues since inception. To date, our activities have been financed through the proceeds from the sale of our common stock and funds advanced by our former President and a shareholder. Due to the nature of our business we do not expect to have operating revenues within the next year unless we acquire another operating business.

Operating Costs and Expenses

Our operating expenses for the six months ended August 31, 2009 and 2008 consisted of the following:

	Six Months	Six Months
	Ended	Ended
	August 31, 2009	August 31, 2008
Administrative Fees	$3,000	$2,120
Bank Charges and Interest	78	6
Exploration and Development	-	12,452
Foreign exchange gains and losses	1,201
Professional Fees	14,984	18,519

Regulatory	50	1,613
Total Operating Expenses	$19,313	$34,710

Our operating expenses decreased by $15,397 or 44.4% from $34,710 for the six months ended August 31, 2008 to $19,313 for the six months ended August 31, 2009. This decrease in operating expenses was primarily due to a decrease in our exploration and development costs due to a lack of working capital.

Over the next twelve months, we do not anticipate generating any revenue unless we acquire a new operating business, and we expect our operating expenses to be approximately $65,950, primarily due to increases in costs associated with the outsourcing of our administration and accounting services and completing the balance of Phase One of our exploration program if we continue our exploration activities. We do not have any financing arranged and cannot provide any assurance that we will be able to raise sufficient funding from the sale of our shares of common stock, that we will receive private advances or that we will be able to sell a part interest or joint venture the Bee Peak Claim.

LIQUIDITY AND CAPITAL RESOURCES
Working Capital
			Percentage
	At	At	Increase /
	August 31, 2009	February 28, 2009	(Decrease)
Current Assets	$1	$70	658.6%
Current Liabilities	(47,378)	(73,454)	(35.5)%
Working Capital Surplus (Deficit)	$(47,377)	$(73,384)	(35.4)%

Cash Flows
	Six Months Ended August 31,
	2009	2008
Cash Flows Provided by (Used In) Operating Activities	$(69)	$(1,711)
Cash Flows (Used In) Investing Activities	-	-
Cash Flows From Financing Activities	-	-
Net Increase (Decrease) In Cash During Period	$(69)	$(1,711)

As at August 31, 2009, we had cash of $1 and negative cash flow from operations of $69. To date, we have funded our operations with cash that we received from the sale of our common stock and advances from our former President and from a shareholder.

We had a working capital deficit of $47,377 as of August 31, 2009 compared to a working capital deficit of $73,384 as of February 28, 2009. The decrease in our working capital deficit is attributable to the cancellation of amounts owed to our former President and to former shareholders.

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

The notes to the accompanying financial statements have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any revenues since inception and have never paid any dividends and are unlikely to pay dividends or generate earnings in the immediate or foreseeable future. Our continuation as a going concern is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Our ability to achieve and maintain profitability and positive cash flows is dependent upon our ability to locate profitable mineral properties, generate revenues from our mineral production and control production costs. Based upon current plans, we expect to incur operating losses in future periods. At August 31, 2009, we had a working capital deficit of $47,377 and accumulated losses of $103,877 since inception. These factors raise substantial doubt regarding our ability to continue as a going concern. There is no assurance that we will be able to generate revenues in the future.

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

Foreign Currency Translation

Our functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 Foreign Currency Translation, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. During the quarter ended August 31, 2009, we incurred approximately $42 in foreign currency losses that were included in professional fees. We have not entered into derivative instruments to offset the impact of foreign currency fluctuations.

Mineral Property Costs

We have been in the exploration stage since our inception on October 3, 2005 and have not yet realized any revenues from our planned operations other than cancellation of debt income. We are primarily engaged in the acquisition and exploration of mining properties, but may acquire other business operations. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in the Emerging Issues Task Force (EITF) 04-02, Whether Mineral Rights are Tangible or Intangible Assets. We assess the carrying costs for impairment under SFAS No. 144, Accounting for Impairment or Disposal of Long Lived Assets at each fiscal quarter end. An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not Applicable.

ITEM 4T.	CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2009 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive and Financial Officer. Based upon that evaluation, our Chief Executive and Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended August 31, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

`We have not earned any revenue from operations since our inception. Our current operating funds are not sufficient to meet our current obligations and the anticipated costs of our exploration program. As such, we will require additional financing to fund our operations for the next twelve months. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business will fail.

We have yet to earn revenue and, because our ability to sustain our operations is dependent on our ability to raise financing, our accountants believe that there is substantial doubt about our ability to continue as a going concern.

We expect to incur substantial losses for the foreseeable future. We have never earned any operating revenues and we have never been profitable. Prior to completing our exploration program for the Bee Peak Claim, we will likely incur increased operating expenses without realizing any revenues. This could cause our business to fail.

We have accrued net losses of  $103,877 for the period from our inception on October 3, 2005 to August 31, 2009, and have no operating revenues to date except for debt forgiveness income. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claim or from some other business activity. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditors, Madsen & Associates CPAs, Inc., in their audit report included in our Annual Report on Form 10-K filed with the SEC on June 10, 2009, have expressed substantial doubt about our ability to continue as a going concern given our accumulated losses. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to complete our business plan.

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

Access to the Bee Peak Claim is restricted to the period between August 1 and October 15 of each year due to snow in the area. As a result, any attempts to visit, test, or explore the Bee Peak Claim are largely limited to these few months of the year when weather permits such activities. These limitations can result in significant delays in exploration efforts, as well as mining and production if commercial amounts of minerals are found. Such delays could also result in our inability to meet deadlines for exploration expenditures as defined by the Province of British Columbia. This could cause our business to fail and the loss of investors' entire investment.

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

•
costs of bringing the property into production including exploration work, preparation of production feasibility studies, and construction of production facilities, all of which we have not budgeted for;

•	availability and costs of financing;
•	ongoing costs of production; and
•	environmental compliance regulations and restraints.

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

Kelly T. Hickel, currently our sole executive officer and a director, does not have any formal training as a geologist or in the technical aspects of management of a mineral exploration company. With no direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry. Our management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

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
None during the three months and six months ended August 31, 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

ITEM 5.	OTHER INFORMATION.
During the quarter ended August 31, 2009, there was a change in control of the Company, our former sole director and officer resigned, Kelly T. Hickel became our sole director and officer, and our corporate offices were relocated in New York, New York.  Mr. Hickel is also a principal officer or director of a number of other public companies, and we are evaluating the benefits to the Company and our shareholders from undertaking an acquisition transaction or other business relationship with other public and private companies, in some of which Mt. Hickel might also be involved.

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

KUSHI RESOURCES INC.

Date:	October 20, 2009	By:	/s/ Kelly T. Hickel
KELLY T. HICKEL
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer) 13