Form 10-Q
period 2009-11-30
TheraBiogen, Inc.
filed 2010-01-19
CIK 1405286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

COMMISSION FILE NUMBER 000-53008

THERABIOGEN, INC.
(Exact name of registrant as specified in its charter)

NEVADA	98-0559606
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

1365 N. Courtenay Parkway, Suite A
Merritt Island, FL	32953
(Address of principal executive offices)	(Zip Code)
(321)-735-0265
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                                                                              [  ]Yes [ x ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As of January 11, 2010, the Registrant had 32,689,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended November 30, 2009 are not necessarily indicative of the results that can be expected for the year ending February 28, 2010.

As used in this Quarterly Report, the terms "we,” "us,” "our,” and “TheraBiogen” mean TheraBiogen, Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

THERABIOGEN, INC.
BALANCE SHEETS

	November 30,	February 28,
	2009	2009
	(unaudited)

ASSETS
Current assets:
Cash	$1	$70

Total assets	$1	$70

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$47,378	$42,558
Accrued administrative fees	-	3,150
Advances payable	-	27,365
Due to related party	-	381

Total liabilities	47,378	73,454
Commitments and contingencies
Stockholders' deficit:
Common stock; authorized 75,000,000; $0.001 par value; 5,230,000
issued and outstanding at November 30, 2009 and February 28, 2009	5,230	5,230
Additional paid in capital	51,270	51,270
Deficit accumulated during the exploration stage	(103,877)	(129,884)

Total stockholders' deficit	(47,377)	(73,384)

Total liabilities and stockholders' deficit	$1	$70

The accompanying notes are an integral part of these interim financial statements

THERABIOGEN, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

			From
	Three Months Ended		October 3, 2005
	November 30,	November 30,	(Inception) to
	2009	2008	November 30, 2009
Income: Income from debt forgiveness	$-	$-	$45,320

Operating Expenses:

Administrative fees	$-	$3,130	$18,850
Bank charges and interest	-	256	945
Donated rent	-	-	4,000
Donated services	-	-	8,000
Exploration and development costs	-	-	21,240
Foreign exchange gains and losses	-	-	598

Professional fees	-	6,411	89,439
Office	-	-	155

Regulatory expenses		496	5,970

Net income (loss)	$-	$(10,293)	$(103,877)

Net income (loss) per share:
Basic and diluted	0.00	(0.00)

Weighted average number of shares outstanding:
Basic and diluted	5,230,000	5,230,000

The accompanying notes are an integral part of these interim financial statements

THERABIOGEN INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

			From
	Nine Months Ended		October 3, 2005
	November 30,	November 30,	(Inception) to
	2009	2008	November 30, 2009
Income: Income from debt forgiveness	$45,230	$-	$45,230

Operating Expenses:

Administrative fees	$3,000	$5,250	$18,850
Bank charges and interest	78	262	945
Donated rent	-	-	4,000
Donated services	-	-	8,000
Exploration and development costs	-	12,452	21,240
Foreign exchange gains and losses	1,201	-	598

Professional fees	14,902	24,930	89,439
Office	-	-	155

Regulatory	50-	2,109	5,970

Net income (loss)	$26,007	$(45,003)	$(103,877)

Net income (loss) per share:
Basic and diluted	0.00	(0.01)

Weighted average number of shares outstanding:
Basic and diluted	5,230,000	5,230,000

The accompanying notes are an integral part of these interim financial statements

THERABIOGEN INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
UNAUDITED

			From
			October 3, 2005
	Nine Months Ended		(Inception)
	November 30,	November 30,	to November 30,
	2009	2008	2009

Cash flow from operating activities:
Net loss	$26,007	$(45,003)	$(103,877)
Adjustments to reconcile net loss to net cash
used in operating activities:
Donated rent and services	-	-	12,000
Changes in operating assets and liabilities:
Accounts payable	2,170	23,629	47,378
Accrued administrative fees	-	5,250	-
Accrued professional fees	-	(7,159)	-
Advances payable	-	-	-
Due to related party	(28,246)	21,367	(500)

Net cash provided by (used in) operating activities	(69)	(1,916)	(40,219)

Cash flows from financing activities
Cash from issuance of common stock	-	-	40,750

Net cash provided by financing activities	-	-	40,750

Increase (decrease) in cash during the period	(69)	(1,916)	531

Cash, beginning of period	70	1,916	-

Cash, end of period	$1	$-	$531

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these interim financial statements

THERABIOGEN INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2009
(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Nature of Operations

TheraBiogen Inc. (Kushi) was incorporated on October 3, 2005, under the laws of the State of Nevada. Kushi’s principal business has been the acquisition and exploration of mineral resources in northern British Columbia, Canada. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable. The Company had not commenced significant operations as of November 30, 2009, and was considered an Exploration Stage Company, as defined by SEC Industry Guide 7, and follows Statement of Financial Accounting Standard (SFAS) No.7 Accounting and Reporting by Development Stage Enterprises, where applicable.

In November, 2009, the Company announced that it had entered into an Agreement and Plan of Merger with TheraBiogen, Inc., a Nevada corporation, and that merger closed on January 5, 2010 (See, Other Information).  The Company changed its name to TheraBiogen, Inc. as part of the merger.  During 2007, TheraBiogen, Inc. entered into an exclusive licensing agreement with a California company, Nasal Therapeutics, Inc., to develop, manufacture, market and sell four homeopathic nasal sprays, THERAMAX™ Cold Relief, THERAMAX™ Flu Relief, THERAMAX™ Allergy Relief and THERAMAX™ Migraine Relief, on an exclusive basis in North America and with a right of first refusal for all other areas. The principal of Nasal Therapeutics, Inc., Dr. Charles Hensley, also developed the homeopathic nasal product ZICAM. Dr. Hensley also developed Zicam Allergy and the nasal delivery systems used in the Zicam product line extensions. Dr. Hensley founded Geltech, LLC., the company that launched Zicam and made the product a household name. In 2001, Dr. Hensley and his partners sold their interest in Geltech to Matrixx Initiatives (MTXX).

In these notes, the terms Company, we, us, or our mean TheraBiogen, Inc., formerly Kushi Resources, Inc.

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of the Company for the year ended February 28, 2009. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and are of a normal recurring nature. Operating results for the three and nine months ended November 30, 2009 are solely the results of operations of the Company and do not include the results of operations of TheraBiogen, Inc. prior to the closing of the merger on January 5, 2010, and are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended February 28, 2009 included in the Company’s report on Form 10-K.

Exploration Stage

The Company has not produced any revenues from its principal business and was an exploration stage company as defined by Statement of Financial Accounting Standard (SFAS) No. 7 at November 30, 2009.

In an exploration stage company, management devotes most of its time to conducting exploratory work and developing its business. These unaudited financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The Company’s continuation as a going concern and its ability to emerge from the exploration stage with any

THERABIOGEN INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2009
(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (continued)

planned principal business activity is dependent upon the continued financial support of its shareholders and its ability to obtain the necessary equity financing and attain profitable operations.

The Company has not yet  determined whether to proceed with its exploration activities after the merger with TheraBiogen, Inc.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all amounts on deposit with financial institutions and highly liquid investments with maturities of 90 days or less to be cash equivalents. At November 30, 2009, the Company did not have any cash equivalents.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 Foreign Currency Translation, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. During the quarter ended November 30, 2009, the Company incurred no foreign currency losses. The Company has not, to the date of these unaudited financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Comprehensive Income (Loss)

Comprehensive Income (loss) reflects changes in equity that results from transactions and economic events from non-owner sources. At November 30, 2009 and February 28, 2009, the Company has no items that represent a comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in these unaudited financial statements.

Mineral Property Costs

The Company has been in the exploration stage since its inception on October 3, 2005 and has not yet realized any revenues from its planned operations. It was  primarily engaged in the acquisition and exploration of mining properties as of November 30, 2009. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in the Emerging Issues Task Force (EITF) 04-02, Whether Mineral Rights are Tangible or Intangible Assets. The Company assesses the carrying costs for impairment under SFAS No. 144, Accounting for Impairment or Disposal of Long Lived Assets at each fiscal quarter end. An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value.

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized

THERABIOGEN INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2009
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

using the units-of-production method over the estimated life of the probable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Asset Retirement Obligations

SFAS No. 143 (SFAS 143), Accounting for Asset Retirement Obligations addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Specifically, SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and subsequently allocated to expense over the asset’s useful life. At November 30, 2009, the Company did not have any asset retirement obligations.

Financial Instruments

Foreign Exchange Risk

The Company may be subject to foreign exchange risk for transactions denominated in foreign currencies. Foreign currency risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar. The Company does not believe that it has any material risk due to foreign currency exchange.

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts payable, accrued administrative fees and accrued professional fees. The fair value of these financial instruments approximate their carrying values due to their short maturities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash deposits. At November 30, 2009 and February 28, 2009, the Company had approximately $1 and $70, respectively in cash that was not insured. This cash is on deposit with a major chartered Canadian bank. As part of its cash management process, the Company performs periodic evaluations of the relative credit standing of this financial institution. The Company has not experienced any losses in cash balances and does not believe it is exposed to any significant credit risk on its cash.

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

THERABIOGEN INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2009
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

At November 30, 2009 and February 28, 2009, the Company had issued 5,230,000 common shares and had no outstanding options or warrants.

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

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments and Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments during interim reporting periods. The FSP is effective for interim and annual periods ending after June 15, 2009, which is November 30, 2009 for the Company. This pronouncement has no effect on the Company’s financial reporting at this time.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP is effective for interim and annual periods ending after June 15, 2009, which is November 30, 2009 for the Company. This pronouncement has no effect on the Company’s financial reporting at this time.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The FSP provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. The FSP is effective for interim and annual periods ending after June 15, 2009, which is November 30, 2009 for the Company. The FSP is not anticipated to have a material impact on the Company’s consolidated financial In

THERABIOGEN INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2009
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

May 2009, the FASB issued FAS 165, “Subsequent Events”. This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires and entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on the Company’s financial condition or results of operation.

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

NOTE 3 – GOING CONCERN

These unaudited financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The Company’s ability to achieve and maintain profitability and positive cash flows is dependent upon its ability to locate profitable mineral properties, generate revenues from its mineral production and control production costs, as well as to generate revenues from its newly acquired operations resulting from the merger with TheraBiogen, Inc. effective January 5, 2010. Based upon current plans, the Company expects to incur operating losses in future periods. At November 30, 2009, the Company had a working capital deficit of $47,377 and accumulated losses of $103,877 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be

THERABIOGEN INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2009
(Unaudited)

NOTE 3 – GOING CONCERN (continued)

able to generate revenues in the future. These unaudited financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying unaudited financial statements.

NOTE 4 - RELATED PARTY TRANSACTIONS

All of the Company’s mineral claims are registered in the name of a former president of the Company and pursuant to a trust agreement are held in trust on behalf of the Company (see Note 5).

At November 30, 2009 and February 28, 2009 the Company was indebted to its former president in the amounts of $0 and $381, respectively.

During the quarter ended November 30, 2009, the former officers and directors, as well as certain shareholders, agreed, as part of the transfer of control of the Company reported on Form 14f filed with the SEC on November 30, 2009, to forgive certain indebtedness owed to them by the Company, and also agreed to pay certain outstanding payables due as of November 30, 2009.  The payment of the accounts payable was treated as a contribution to capital when completed during the quarter ended November 30, 2009, and the forgiveness of debt in the total amount of  $45,320 has been treated as debt forgiveness income in the accompanying financial statements.

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

NOTE 6 - COMMON STOCK

No shares were issued during the three or nine months ended November 30, 2009.

On January 4, 2010, as part of the merger transaction with TheraBiogen, Inc., the Company undertook a 2.6 for 1 forward split of its common stock by distributing 2.6 shares of common stock for each one share issued and outstanding. As a result, there were 13,598,000 common shares outstanding at January 4, 2010.  On January 5, 2010, the Company completed the merger with TheraBiogen, Inc, and changed its corporate name to TheraBiogen, Inc. A total of 19,091,000 common shares were issued in the merger to the former shareholders of TheraBiogen, Inc., and there were a total of 32,689,000 shares of common stock issued and outstanding after the merger.

NOTE 7 - SUBSEQUENT EVENTS

     In November, 2009, as previously reported, the Registrant entered into a definitive Agreement and Plan of Merger with TheraBiogen, Inc., a Nevada corporation.  Under the terms of the Agreement,  TheraBiogen merged into Registrant and Registrant changed its corporate name to TheraBiogen, Inc., and relocated its principal offices to the offices of the former TheraBiogen, Inc. in Florida.

F-11

THERABIOGEN INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2009
(Unaudited)

NOTE 7 - SUBSEQUENT EVENTS (continued)

TERMS OF THE MERGER.

Under the terms of the Agreement and Plan of Merger, each share of common stock of TheraBiogen, Inc. issued and outstanding at the time of the merger was converted into one share of the common stock of Kushi Resources, Inc. In  the merger, Registrant changed its corporate name to TheraBiogen, Inc. (hereafter "New TheraBiogen, Inc.") and prior to the merger completed a 2.6 for 1 forward split of its common stock.  The shareholders of Kushi Resources, Inc. unanimously approved the merger and related transactions by written consent.  The merger closed on January 5, 2010.

A total of 19,091,000 shares of Registrant were issued to the current shareholders of TheraBiogen, Inc. in the merger.  Each share of common stock of Registrant issued and outstanding at the time of the merger remained issued and outstanding after the merger.  There were 5,230,000 shares Registrant.'s common stock issued and outstanding which were forward split on the basis of 2.6 shares of the common stock for each outstanding share of common stock prior to the merger.  As a result of the merger, the capital stock of the merged entity (New TheraBiogen, Inc.) is:

Shareholder	Shares	Percent
Common shares held by former TheraBiogen, Inc. shareholders	19,091,000	58.4
Common shares held by Kushi Resources, Inc. shareholders	13,598,000	41.6
Total post-merger shares	32,689,000	100.0

As a result of the merger and the corporate name change of Registrant to TheraBiogen, Inc., the common shares of Registrant are listed for trading on the OTC Bulletin Board under the symbol KUSI, although a new trading symbol has been applied for due to the corporate name change.

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

INTRODUCTION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three and nine months ended November 30, 2009, and changes in our financial condition from February 28, 2009. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2009 filed with the SEC on June 10, 2009.

OVERVIEW

We were incorporated on October 3, 2005 under the laws of the State of Nevada as Kushi Resources, Inc.

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

RECENT CORPORATE DEVELOPMENTS

On June 18, 2009, Kelly T. Hickel was appointed to our board of directors. During August, 2009, a controlling interest in the Company was acquired as reported on the Form 14f filed with the SEC on November 30, 2009. As part of that change in control, our former Chairman and sole officer, Greg Corcoran, resigned as an officer and director, leaving Mr. Hickel as the sole remaining director.  Mr. Hickel also  was  appointed as our President, Secretary and Treasurer and sole officer.  On November 17, 2009, we appointed three new directors to the Board: Dwight Brunhoeler, Barry Saxe and Boris Rubizhevsky, to serve with Mr. Hickel.

On November 17, 2009, our Board of Directors approved the terms of an Agreement and Plan of Merger with TheraBiogen, Inc., which was approved unanimously by our shareholders, also on November 17, 2009.  Under the terms of the merger, Kushi Resources, Inc. would be the surviving entity but would change its corporate name to TheraBiogen, Inc., and would issue one share of its post-forward split common stock for each of the 19,091,000 shares of common stock of TheraBiogen, Inc. then outstanding.  Following approval by a majority of the shareholders of TheraBiogen, Inc., the merger closed on January 5, 2010.

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

Our total expenditures over the next twelve months are anticipated to be approximately $66,350 if we continue our exploration activities. Our cash on hand as of November 30, 2009 was $1 and we had a working capital deficit of $47,377. We do not have sufficient cash on hand to meet our ongoing operating costs and to pay the anticipated costs of our three-phase exploration program. As such, we will require additional financing to fund our operations for the next twelve months. We currently do not have any arrangements for additional financing.

TheraBiogen, Inc.

During 2007, TheraBiogen, Inc. entered into an exclusive licensing agreement with a California company, Nasal Therapeutics, Inc., to develop, manufacture, market and sell four homeopathic nasal sprays, THERAMAX™ Cold Relief, THERAMAX™ Flu Relief, THERAMAX™ Allergy Relief and THERAMAX™ Migraine Relief, on an exclusive basis in North America and with a right of first refusal for all other areas. The principal of Nasal Therapeutics, Inc., Dr. Charles Hensley, also developed the homeopathic nasal product ZICAM. Dr. Hensley also developed Zicam Allergy and the nasal delivery systems used in the Zicam product line extensions. Dr. Hensley founded Geltech, LLC., the company that launched Zicam and made the product a household name. In 2001, Dr. Hensley and his partners sold their interest in Geltech to Matrixx Initiatives (MTXX).

Zicam had been a leading cold remedy in the United States with sales exceeding $100,000,000 in 2006. However, in recent years, the use of zinc in the Zicam product has come under fire. In 2003, reports began to surface that a small number of Zicam users suffered a condition known as anosmia, or total loss of smell. These reports left questions in the minds of consumers, creating a significant market for a Zicam-type product that does not contain zinc. In May, 2009, the Food & Drug Administration issued a nationwide recall of ZICAM nasal spray products containing zinc. No THERAMAX™ product contains zinc in any form.

Under the terms of the License Agreement, TheraBiogen, Inc.  issued 15,300,000 shares of its common stock to Nasal Therapeutics, Inc. on September 2, 2008 and paid Nasal Therapeutics, Inc. the sum of $150,000, as an initial license fee. There is also an annual license fee of $100, payable on September 1 of each subsequent year of the license, which has a 20 year term. The shares of common stock issued to Nasal Therapeutics, Inc. were valued at $0.144 per share, resulting in the cost of the license being $2,353,200, including the $150,000 cash payment and the value of the stock issued. This total license cost is being amortized over the twenty year life of the license. The issue of the shares to Nasal Therapeutics, Inc. resulted in a change of control of the Company.

In July, 2009, TheraBiogen, Inc. entered into an Amended and Modified License Agreement with Nasal Therapeutics, Inc. to remove all territorial limits, to extend the terms to 25 years, and to obtain the transfer of the pending trademark application for the THERAMAX™ name. TheraBiogen, Inc.  paid a total of $75,000 for the extension and the trademark.  As a result of this modification, TheraBiogen, Inc. have calculated the amortization of the license cost over the new term, as follows:

Original license cost                                                                 $ 2,353,200
Less: Amortization to 7-31-2009                                                 (107,855)
Remaining cost                                                                         $ 2,245,345
Add: Modification cost                                                                  75,000
Total adjusted cost                                                                  $ 2,320,345

The adjusted cost is being amortized over the 25 year term of the modified license commencing August 1, 2009, in equal monthly installments of $7,734.

Business model

Over the next 12 to 24 months, TheraBiogen, Inc. expects to launch three homeopathic nasal sprays into the United States OTC market. We will launch THERAMAX™ Cold Relief in the third quarter of 2009 and THERAMAX™ Flu Relief and THERAMAX™ Allergy Relief in 2009. We have already identified and contracted with manufacturers for the products, and have designed packaging materials. On June 26, 2009, TheraBiogen, Inc. entered into a marketing, sales and distribution agreement with Elias Shaker Company for distribution of THERAMAX™.

Homeopathic nasal sprays

THERAMAX™ Cold Relief

THERAMAX™ Cold Relief homeopathic nasal spray is the next generation Zicam cold remedy product, but without any actual or potential hazards from zinc. Zicam, which was developed by Dr. Hensley in the late 1990s, has been a highly successful product with sales exceeding US$100,000,000 in 2006.

Common colds are caused primarily by rhinoviruses and coronaviruses. Rhinoviruses infect nasal cells by attaching to ICAM receptor sites on the nasal membrane. The Company believes that THERAMAX™ Cold Relief is superior to other homeopathic cold remedies on a variety of levels. Similar to other remedies, the active ingredients of THERAMAX™ Cold Relief also binds to the rhinovirus ICAM attachment site inhibiting rhinovirus attachment to ICAM receptors. However, unlike other remedies, THERAMAX™ Cold Relief ingredients also inhibits the ability of rhinovirus to increase the amount of ICAM receptors on the nasal membrane. Furthermore, the actives in THERAMAX™ Cold Relief also inhibits the entry coronaviruses making it effective for coronavirus common colds as well. The fact that the actives in THERAMAX™ Cold Relief decreases ICAM levels and inhibits both rhinovirus and coronavirus should result in a more complete suppression of common cold infections than what is seen with other homeopathic products. Human studies on THERAMAX™ Cold Relief are still a few months from being initiated. However, we expect THERAMAX™ Cold Relief to be much more effective than other homeopathic products at reducing the duration of the common cold. Patents protecting the THERAMAX™ Cold Relief intellectual property have been filed with the United States Patent and Trademark Office.

THERAMAX™ Flu Relief

THERAMAX™ Flu Relief homeopathic nasal spray is the influenza equivalent to Zicam cold remedy. The active THERAMAX™ Flu Relief inhibits influenza virus infections by blocking influenza virus entry into cells. Furthermore, the active ingredient of THERAMAX™ Flu Relief inhibits influenza viral uncoating and replication. Based on the in vitro data and preliminary clinical results, we expect the THERAMAX™ Flu Relief to be extremely effective at treating influenza in humans. Patents protecting the THERAMAX™ Flu Relief intellectual property have been filed with the United States Patent and Trademark Office.

THERAMAX™ Allergy Relief

The nasal manifestation of allergies are mediated by ICAM-1 receptors present on the surface of the nasal membrane. Antigens such as pollen, dust, animal proteins etc. increase the expression and subsequent presentation of ICAM-1 receptors on the nasal membranes and provide the attachment site for inflammatory mediators of the allergic response. The intracellular mediator of the antigen induced increase in ICAM-1 expression and the rhinovirus induced ICAM-1 expression is the same. Therefore, active ingredients in THERAMAX™ cold that inhibit the ICAM-1 expression form the core of the THERAMAX™ Allergy Relief formulation. By inhibiting the antigen induced ICAM-1 expression on the nasal membrane, it is predicted that THERAMAX™ Allergy Relief will be extremely effective at treating and preventing nasal allergies.

RESULTS OF OPERATIONS
Three Months Summary
	Three Months	Three Months
	Ended	Ended
	November 30, 2009	November 30, 2008
Revenue	$-	$-
Expenses	-)	(7,255)
Net Gain (Loss)	$-	$(27,455)

Revenue

We have not generated any operating revenues since inception except for the cancellation of debt income. To date, our activities have been financed through the proceeds from the sale of our common stock and funds advanced by our former President and a shareholder. Due to the nature of our business we do not expect to have operating revenues within the next year unless we undertake the acquisition of a new business.

Operating Costs and Expenses

Our operating expenses for the three months ended November 30, 2009 and 2008 consisted of the following:

	Three Months	Three Months
	Ended	Ended
	November 30, 2009	November 30, 2008
Administrative Fees	$-	$3,130
Bank Charges and Interest	-	256
Office	-	-
Professional Fees	-	6,411
Regulatory	-	496
Total Operating Expenses	$-	$10,293

Our operating expenses decreased by $3,130 or 100% from $3,130 for the three months ended November 30, 2008 to $-0- for the three months ended November 30, 2009. This decrease in operating expenses was primarily due to a decrease in our administrative fees and a decrease in professional fees.

Nine Months Summary
	Nine Months	Nine Months
	Ended	Ended
	November 30, 2009	November 30, 2008
Revenue	$45,320	$-
Expenses	(19,313)	(45,003)
Net Gain (Loss)	$26,007	$(34,710)

Revenue

We have not generated any operating revenues since inception except for the forgiveness of debt income. To date, our activities have been financed through the proceeds from the sale of our common stock and funds advanced by our former President and a shareholder. Due to the acquisition of the TheraBiogen business of January 5, 200, we expect to have significant operating revenues over the next year.

Operating Costs and Expenses

Our operating expenses for the nine months ended November 30, 2009 and 2008 consisted of the following:

	Nine Months	Nine Months
	Ended	Ended
	November 30, 2009	November 30, 2008
Administrative Fees	$3,000	$5,250
Bank Charges and Interest	100	262
Exploration and Development	-	12,452
Office	60	-
Professional Fees	16,103	24,930

Regulatory	50	2,109
Total Operating Expenses	$19,313	$45,003

Our operating expenses decreased by $25,690 or 57.1% from $45,003 for the nine months ended November 30, 2008 to $19,313 for the nine months ended November 30, 2009. This decrease in operating expenses was primarily due to a decrease in our exploration and development costs due to a lack of working capital and a reduction in professional fees.

Over the next twelve months, we anticipate generating significant revenue from the TheraMax™ product line, but will require additional sources of capital to do so. We do not have any financing arranged and cannot provide any assurance that we will be able to raise sufficient funding from the sale of our shares of common stock, or that we will receive private advances.

LIQUIDITY AND CAPITAL RESOURCES
Working Capital
			Percentage
	At	At	Increase /
	November 30, 2009	February 28, 2009	(Decrease)
Current Assets	$1	$70	658.6%
Current Liabilities	(47,378)	(73,454)	(35.5)%
Working Capital Surplus (Deficit)	$(47,377)	$(73,384)	(36.2)%

Cash Flows
	Nine Months Ended November 30,
	2009	2008
Cash Flows Provided by (Used In) Operating Activities	$(69)	$(1,916)
Cash Flows (Used In) Investing Activities	-	-
Cash Flows From Financing Activities	-	-
Net Increase (Decrease) In Cash During Period	$(69)	$(1,916)

As at November 30, 2009, we had cash of $1 and negative cash flow from operations of $69. To date, we have funded our operations with cash that we received from the sale of our common stock and advances from our former President and from a shareholder.

We had a working capital deficit of $47,377 as of November 30, 2009 compared to a working capital deficit of $52,759 as of February 28, 2009. The decrease in our working capital deficit is attributable to the cancellation of amounts owed to our former President and to former shareholders.

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

The notes to the accompanying financial statements have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any revenues since inception and have never paid any dividends and are unlikely to pay dividends or generate earnings in the immediate or foreseeable future. Our continuation as a going concern is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Our ability to achieve and maintain profitability and positive cash flows is dependent upon our ability to locate profitable mineral properties, generate revenues from our mineral production and control production costs. Based upon current plans, we expect to incur operating losses in future periods until we can generate positive cash flows from the marketing and sale of TheraMax™ products.  At November 30, 2009, we had a working capital deficit of $47,377 and accumulated losses of $103,877 since inception. These factors raise substantial doubt regarding our ability to continue as a going concern. There is no assurance that we will be able to generate revenues in the future.

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

Foreign Currency Translation

Our functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 Foreign Currency Translation, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. During the quarter ended November 30, 2009, we incurred approximately $42 in foreign currency losses that were included in professional fees. We have not entered into derivative instruments to offset the impact of foreign currency fluctuations.

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
Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2009 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive and Financial Officer. Based upon that evaluation, our Chief Executive and Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended November 30, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
We are not a party to any other legal proceedings and, to our knowledge; no other legal proceedings are pending, threatened or contemplated.

ITEM 1A.	RISK FACTORS.

Not applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None during the three months and nine months ended November 30, 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
On November 17, 2009, by unanimous written consent, the shareholders of the Company approved the Agreement and Plan of Merger of the Company with TheraBiogen, Inc. , the amendment of the Articles of Incorporation to change the corporate name to TheraBiogen, Inc., and the undertaking of a 2.6 for 1 forward split of our common stock.  The forward split became effective on January 4, 2010, and the merger closed on January 5, 2010.

ITEM 5.	OTHER INFORMATION.
Subsequent events.

On January 5, 2010, the Company merged with TheraBiogen, Inc. and then changed its corporate name to TheraBiogen, Inc.  TheraBiogen, Inc. was a current reporting company under Section 12(g) of the Securities and Exchange Act of 1934 and filed its periodic reports with the SEC on the basis of a calendar year ended December 31.  As a result of the merger, the old TheraBiogen, Inc. merged into the Company and no longer exists as of January 5, 2010.  The Company will continue to operate on the basis of a fiscal year ended February 28, and will include the audited results of the operations of the former TheraBiogen, Inc, with its own operating results for the fiscal year ended February 28, 2010.

Although the merger was not closed until January 5, 2010, the consolidated results of the operations of the Company and the former TheraBiogen, Inc., restated as of November 30, 2009 and taking into account the subsequent forward split of the shares of the Company and the shares of the Company issued in the merger transaction to the former shareholders of the former TheraBiogen, Inc., reflect the following:

PRO FORMA CONSOLIDATED BALANCE SHEET
FEBRUARY 28, 2009
(Unaudited)

	KUSHI RESOURCES	THERABIOGEN	CONSOLIDATED
ASSETS
Current assets
Cash	$70	$871	$941
Other current assets

License, net of amortization	0	2,313,9980	2,313,980
Total current assets	70	2,313,9980	2,313,980
TOTAL ASSETS	$70	$2,313,9980	$2,313,980

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and other	73,454	20,275	93,729
Other current liabilities
Accrued interest	0	8,135	8,135
Notes payable	0	249,500	249,500
Total current liabilities	73,454	277,910	351,364
Long-term liabilities	0	0	0
TOTAL LIABILITIES	73,454	277,910	351,364
Shareholders' equity (deficit)
Common stock	$5,230	$1,880	$32,389
Additional paid-in capital	51,270	2,225,315	2,251,306
Accumulated deficit	(129,884)	(190,254)	(320,138)
SHAREHOLDER'S EQUITY (DEFICIT)	(73,384)	2,036,941	1,963,557
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	70	2,314,851	2,314,921

The combined equity of the merged entity has been determined after giving retroactive effect to the 2.6 for 1 forward split of Registrant, converting 5,230,000 common shares into 13,598,000 common shares, and giving retroactive effect to the conversion of 19,091,000 shares of $0.0001 par value TheraBiogen common stock into 19,091,000 shares of $0.001 par value Kushi Resources, Inc. common stock, as follows:

Kushi Resources	TheraBiogen

	Pre-split	Post-split	Pre-merger	Post-merger	Consolidated
Common Stock	5,230	13,598	1,880	18,791	32,389
Additional paid-in capital	51,270	42,902	2,225,315	2,208,404	2,251,306
Accumulated deficit	(129,884)	(129,884)	(190,254)	(190,254)	(320,138)
Shareholders' deficit	(73,384)	(73,384)	2,036,941	2,036,941	2,314,921

CONSOLIDATED PRO FORMA STATEMENT OF OPERATIONS
YEAR ENDED FEBRUARY 28, 2009
(Unaudited)
	Kushi Resources	TheraBiogen	Consolidated
Income	$0	$0	$0
Expenses:
Amortization	0	39,220	39,220
Bank fees	337	210	547
Consulting	8,400	79,040	87,440
Exploration expenses	11,648	0	11,648
Interest	0	9,535	9,535
Miscellaneous	4,145	525	4,670
Postage and delivery	0	44	44
Professional fees	30,805	10,875	41,680
Rent	0	3,250	3,250
Total expenses	$55,335	$142,699	$198,034
Net income (loss)	$(55,335)	$(142,699)	$(198,034)
Net income (loss) per share	$(0.01)	$(0.01)	$(0.01

The financial statements of the resulting merged entity, on a pro forma basis, are presented below, for the nine months ended November 30, 2009.  The financial statements of the former TheraBiogen, Inc. have been restated to a fiscal year ended February 28 to conform to the fiscal year of the Company, which is the surviving entity in the merger.

PRO FORMA CONSOLIDATED BALANCE SHEET
November 30, 2009
(Unaudited)

	KUSHI RESOURCES	THERABIOGEN	CONSOLIDATED
ASSETS
Current assets
Cash	$1	$14,672	$14,673
Other current assets

License, net of amortization	0	2,304,877	2,304,877
Total current assets	1	2,346,696	2,346,697
TOTAL ASSETS	$1	$2,346,696	$2,346,697

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and other	47,378	11,710	59,088
Other current liabilities
Accrued interest	0	38,236	38,236
Notes payable	0	267,500	267,500
Payroll taxes payable	0	430	430
Total current liabilities	47,378	317,876	365,254
Long-term liabilities	0	310,000	310,000
TOTAL LIABILITIES	47,378	627,910	675,254
Shareholders' equity (deficit)
Common stock	$5,230	$1,910	$32,689
Additional paid-in capital	51,270	2,375,785	2,401,506
Accumulated deficit	(103,877)	(658,875)	(762,752)
SHAREHOLDER'S EQUITY (DEFICIT)	(47,377)	1,718,820	1,671,443
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	70	2,346,696	2,346,697

The combined equity of the merged entity has been determined after giving retroactive effect to the 2.6 for 1 forward split of Kushi Resources, Inc., converting 5,230,000 common shares into 13,598,000 common shares, and giving retroactive effect to the conversion of 19,091,000 shares of $0.0001 par value TheraBiogen common stock into 19,091,000 shares of $0.001 par value Kushi Resources, Inc. common stock, as follows:

Kushi Resources	TheraBiogen

	Pre-split	Post-split	Pre-merger	Post-merger	Consolidated
Common Stock	5,230	13,598	1,910	19,091	32,689
Additional paid-in capital	51,270	42,902	2,375,785	2,358,604	2,401,506
Accumulated deficit	(103,877)	(103,877)	(658,875)	(658,875)	(762,752)
Shareholders' deficit	(47,377)	(47,377)	1,718,820	1,718,820	1,671,443

CONSOLIDATED PRO FORMA STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2009
(Unaudited)

	Kushi Resources	TheraBiogen	Consolidated
Income	$0	$0	$0
Expenses:
Amortization	0	39,220	39,220
Bank fees	337	210	547
Consulting	8,400	79,040	87,440
Exploration expenses	11,648	0	11,648
Interest	0	9,535	9,535
Miscellaneous	4,145	525	4,670
Postage and delivery	0	44	44
Professional fees	30,805	10,875	41,680
Rent	0	3,250	3,250
Total expenses	$55,335	$142,699	$198,034
Net income (loss)	$(55,335)	$(142,699)	$(198,034)
Net income (loss) per share	$(0.01)	$(0.01)	$(0.01

ITEM 6.	EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation.(1)

3.1.1	Amended Articles of Incorporation to change corporate name to TheraBiogen, Inc.
3.2	Bylaws.(1)
10.1	Agreement and Plan of Merger with TheraBiogen, Inc. (2)
14.1	Code of Ethics.(1)
14.2	Code of Ethics, as amended.(3)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an Exhibit to our Registration Statement on Form SB-2, as amended, originally filed with the SEC on October 12, 2007.

(2)	Previously filed as an Exhibit to Form 8-K filed on November 18, 2009.
(3)	Previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended February 28, 2009 filed with the SEC on June 10, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERABIOGEN INC.

Date:	January 19, 2010	By:	/s/ Kelly T. Hickel
KELLY T. HICKEL
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer