Form 10-K/A
period 2010-02-28
TheraBiogen, Inc.
filed 2010-06-17
CIK 1405286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

COMMISSION FILE NUMBER 000-53008

THERABIOGEN, INC.

(Exact name of the Company as specified in its charter)

NEVADA	98-0559606
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1365 N. Courtenay Parkway, Suite A
Merritt Island, FL 32953
(Address of principal executive offices)	(Zip Code)

321-735-0265

The Company's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: NONE.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value Per Share.

Indicate by check mark if the the Company is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.                                                                                                                                                                                [ ] Yes [ x ]No

Indicate by check mark if the the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                                                                                                                                                                              [ ] Yes [ x ]No

Indicate by check mark whether the the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days                                                                                                                                                                                        [ x ]Yes [ ] No

Indicate by check mark whether the the Company has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s. 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the the Company was required to submit and post such files).                                                                                                                              [x ] Yes  [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                                                                                                                                                         [x]

Indicate by check mark whether the the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Act).
[  ]Yes  [x ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Company’s most recently completed second fiscal quarter:

$271,320 as of August 31, 2009, based on a price of $0.105 per share, being the price at which our shares were then sold on the market.

Indicate the number of shares outstanding of each of the Company’s classes of common stock, as of the latest practicable date.

As of May 28, 2010, we had 35,006,000 shares of common stock outstanding.

i

PART I

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward looking statements that involve risks and uncertainties, principally in the sections entitled “Description of Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors” or elsewhere in this Annual Report on Form 10-K, which may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short term and long term business operations, and financial needs.  These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed below and under the heading “Risk Factors” and those discussed in other documents we file with the United States Securities and Exchange Commission that are incorporated into this Annual Report on Form 10-K by reference.   We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.  In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statement.

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this Annual Report on Form 10-K.  Before you invest in our common stock, you should be aware that the occurrence of the events described in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K could negatively affect our business, operating results, financial condition and stock price.  Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform our statements to actual results or changed expectations.

As used in this Annual Report, the terms “we,” “us,” “our,” “TheraBiogen,” and the “Company” mean TheraBiogen, Inc., formerly Kushi Resources Inc., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1.	BUSINESS.

INTRODUCTION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the fiscal year ended February 28, 2010, and changes in our financial condition. This discussion should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K.  The following discussion includes information regarding our mining and exploration business operated by us since our formation as well as the homeopathic nasal spray products developed and marketed by the former TheraBiogen, Inc., acquired as part of the merger which closed on January 5, 2010.

OVERVIEW

We were incorporated on October 3, 2005 under the laws of the State of Nevada as Kushi Resources, Inc. On January 5, 2010, we merged with TheraBiogen, Inc., also a Nevada corporation.  We were the surviving entity in the merger and changed our name to TheraBiogen, Inc.  All references in this Report to TheraBiogen or Company mean TheraBiogen, Inc., formerly Kushi Resources Inc., unless otherwise indicated.

Until the merger with TheraBiogen, Inc. on January 5, 2010, we have been an exploration stage company engaged in the acquisition and exploration of mineral properties. We currently own a 100 percent undivided interest in a mineral property that we call the “Bee Peak Claim.” The Bee Peak Claim consists of approximately 410.65 hectares and is located in the Atlin mining district of northwest British Columbia, Canada.

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

On June 18, 2009, Kelly T. Hickel was appointed to our board of directors. During August, 2009, a controlling interest in the Company was acquired as reported on the Form 14F-1 filed with the SEC on August 31, 2009. As part of that change in control, our former Chairman and sole officer, Greg Corcoran, resigned as an officer and director, leaving Mr. Hickel as the sole remaining director.  Mr. Hickel  also  was  appointed as our President, Secretary and Treasurer and sole officer.  On November 17, 2009, we appointed three new directors to the Board: Dwight Brunhoeler, Barry Saxe and Boris Rubizhevsky, to serve with Mr. Hickel.  Mr. Brunhoeler later resigned for personal reasons in May 2010.

On November 17, 2009, our Board of Directors approved the terms of an Agreement and Plan of Merger with TheraBiogen, Inc., which was approved unanimously by our shareholders, also on November 17, 2009.  Under the terms of the merger, Kushi Resources, Inc. would be the surviving entity but would change its corporate name to TheraBiogen, Inc., and would issue one share of its post-forward split common stock for each of the 19,091,000 shares of common stock of TheraBiogen, Inc. then outstanding.  Following approval by a majority of the shareholders of TheraBiogen, Inc. in December, 2009, the merger closed on January 5, 2010.

On January 4, 2010, we completed a 2.6 for 1 forward split of our common stock, as a result of which, our outstanding shares increased from 5,230,000 shares to 13,598,000 shares.  We issued an additional 19,091,000 shares of our common stock to the former shareholders of the old TheraBiogen, Inc. in the merger.  Following the merger, there were 32,689,000 common shares outstanding.  As a result of our corporate name change to TheraBiogen, Inc. in the merger, our trading symbol on the NASDAQ OTC Bulletin Board also changed from KUSI to TRAB.  For accounting purposes, the transaction has been accounted for as a reverse acquisition.

The financial statements contained in this Annual Report are the results of operations and financial position of the  two entities as a result of the merger for all periods reported, except that the historical financial statements of TheraBiogen, Inc. have been restated to a fiscal year ended February 28, 2010 to conform with the fiscal year of Kushi Resources, Inc., the surviving entity in the merger.  TheraBiogen, Inc. filed a Form 15 Notice of Termination of its former reporting status with the SEC on March 31, 2010, and we have assumed the former reporting obligations of the old TheraBiogen, Inc., as the survivor in the merger.

PLAN OF OPERATION

Exploration

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

We commenced Phase One of our exploration program by conducting a helicopter-supported magnetic survey on our Bee Peak Claim. The magnetic survey has shown this area to have medium to weak exploration potential, especially in the area of the north facing slope of the Bee Peak. Mr. David G. Mark, the author of report titled “Geophysical Report on a Helicopter Supported Magnetic Survey on the Bee Peak Property” (the “Survey Report”), has recommended that we conduct further prospecting and sampling in the area. Following prospecting and sampling, Mr. Mark has recommended that we follow up with a soil geochemistry test and geophysical surveys, especially in the area of the known showings and in those areas where magnetic lineations cross each other.

Over the next twelve months, we anticipate that, if we continue our exploration activities, we will have to incur the following expenses:

Category	Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$47,200
Regulatory and Other Operating Expenses	$7,000
Mineral Property Exploration Expenses	$12,150
TOTAL	$66,350

Our total expenditures over the next twelve months are anticipated to be approximately $66,350 if we continue our exploration activities. Our cash on hand as of February 28, 2010 was $1 and we had a working capital deficit of $47,377. We do not have sufficient cash on hand to meet our ongoing operating costs and to pay the anticipated costs of our three-phase exploration program. As such, we will require additional financing to fund our mining operations for the next twelve months. We currently do not have any arrangements for additional financing if we continue our mining activities.

Nasal Products

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

Original license cost                                                                                    $ 2,353,200
Less: Amortization to 7-31-2009                                                                     (107,855)
Remaining cost                                                                                                2,245,345
Add: Modification cost                                                                                       75,000
Total adjusted cost at 7/31/2009                                                                $ 2,320,345

The adjusted cost at July 31, 2009 is being amortized over the 25 year term of the modified license commencing August 1, 2009, in equal monthly installments of $7,734.  The unamortized balance at February 28, 2010 is $2,266,207.

Business model

Over the next 6 months, we expect to launch two homeopathic nasal sprays into the United States over-the-counter market. We are launching THERAMAX™ Cold and Flu Relief and THERAMAX™ Allergy Relief in the second half of this year. We have identified and contracted with manufacturers for the products, and have designed packaging materials. On June 26, 2009, TheraBiogen, Inc. entered into a marketing, sales and distribution agreement with Elias Shaker Company for distribution of THERAMAX™ products.  We are in the final stages of approval of THERAMAX™ Cold Relief by several major retailers for introduction into their retail stores this season. We have received vendor numbers in four of those retailers and are in the process of final vendor set up with each..

Homeopathic nasal sprays

THERAMAX™ Cold Relief

THERAMAX™ Cold Relief homeopathic nasal spray is the next generation ZICAM cold remedy product, but without any actual or potential hazards from zinc. ZICAM, which was developed by Dr. Hensley in the late 1990s, has been a highly successful product with sales exceeding US$100,000,000 in 2006.

Common colds are caused primarily by rhinoviruses and coronaviruses. Rhinoviruses infect nasal cells by attaching to ICAM receptor sites on the nasal membrane. The Company believes that THERAMAX™ Cold Relief is superior to other homeopathic cold remedies on a variety of levels. Similar to other remedies, the active ingredients of THERAMAX™ Cold Relief also binds to the rhinovirus attachment site inhibiting rhinovirus attachment to ICAM receptors. However, unlike other remedies, THERAMAX™ Cold Relief ingredients also inhibits the ability of rhinovirus to increase the amount of ICAM receptors on the nasal membrane. Furthermore, the actives in THERAMAX™ Cold Relief also inhibits the entry coronaviruses making it effective for coronavirus common colds as well. The fact that the actives in THERAMAX™ Cold Relief decreases ICAM levels and inhibits both rhinovirus and coronavirus should result in a more complete suppression of common cold infections than what is seen with other homeopathic products. Human studies on THERAMAX™ Cold Relief are still a few months from being initiated. However, we expect THERAMAX™ Cold Relief to be much more effective than other homeopathic products at reducing the duration of the common cold. Patents protecting the THERAMAX™ Cold Relief intellectual property have been filed with the United States Patent and Trademark Office.

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

We are marketing the Cold Relief and the Flu Relief  in a formulation which distinguishes our product from any other product currently on the market.

THERAMAX™ Allergy Relief

The nasal manifestation of allergies is mediated by receptors present on the surface of the nasal membrane. Antigens such as pollen, dust, animal proteins etc. increase the expression and subsequent presentation of receptors on the nasal membranes and provide the attachment site for inflammatory mediators of the allergic response. The intracellular mediator of the antigen induced increase in expression and the rhinovirus induced expression is the same. Therefore, active ingredients in THERAMAX™ cold that inhibit the expression form the core of the THERAMAX™ Allergy Relief formulation. By inhibiting the antigen induced expression on the nasal membrane, it is predicted that THERAMAX™ Allergy Relief will be extremely effective at treating and preventing nasal allergies.  We expect to launch the allergy relief during the second half of this year.

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

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to our financial statements included in this Annual Report on Form 10-K.

Mineral Property Costs

Kushi Resources has been in the exploration stage since its inception on October 3, 2005 and has not yet realized any revenues from our planned operations other than cancellation of debt income. We are still engaged in the acquisition and exploration of mining properties, but may decide to abandon that activity in favor of our other business operations. Mineral property exploration costs are expensed as incurred. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

FINANCIAL INFORMATION ABOUT MARKET SEGMENTS.

The Company is now primarily engaged in the business of developing, manufacturing and the marketing of the TheraMax™ products in the U.S. and Canada, a single market segment.  All material information regarding the activities of the Company is reflected in the financial statements included in this report.

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

Mining and Exploration

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR MINING BUSINESS COULD FAIL.

We have not earned any revenue since our inception. Our current operating funds are not sufficient to meet the anticipated costs of our exploration programs, if we continue those programs. If so, we will require additional financing to fund our mining operations for the next twelve months. If the actual costs of our exploration program significantly exceed our estimates or if we decide to proceed to or beyond Phase Three of our exploration program or if we decide to begin mining efforts in the event that it is determined that our property contains mineral reserves, we will need to obtain additional financing in order to complete our business plan. Our plan of operation calls for significant expenses in connection with the exploration of our mineral claim. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our mining business will fail.

WE HAVE YET TO EARN REVENUE AND BECAUSE OUR ABILITY TO SUSTAIN OUR OPERATIONS IS DEPENDENT ON OUR ABILITY TO RAISE FINANCING, THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Because we have only recently commenced business operations, we expect to incur substantial losses for the foreseeable future. We have never earned any revenues and we have never been profitable. Prior to completing our exploration program for the Bee Peak Claim, we will likely incur increased operating expenses without realizing any revenues. This could cause our business to fail.

We have incurred net losses of $1,155,502 for the period from our inception on April 6, 2000 to February 28, 2010, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claim. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditors, Berman Hopkins Wright & LaHam, CPAs and Associates, LLP, have expressed substantial doubt about our ability to continue as a going concern given our accumulated losses. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to complete our business plan.

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

Kelly Hickel, our sole executive officer and a director, does not have any formal training as a geologist or in the technical aspects of management of a mineral exploration company. With no direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry. Our management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

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

IF WE UNDERTAKE EXPLORATION OF OUR MINERAL CLAIM, WE WILL BE SUBJECT TO COMPLIANCE WITH GOVERNMENT REGULATION THAT MAY INCREASE THE ANTICIPATED COST OF OUR EXPLORATION PROGRAM.

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

Our annual cost of compliance with the Mineral Tenure Act is currently approximately CDN$3,285 ($3,122 US) per year. There is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. If remediation costs exceed our cash reserves we may be unable to complete our exploration program and have to abandon our operations.

OUR FAILURE TO MAKE REQUIRED PAYMENTS OR EXPENDITURES COULD CAUSE US TO LOSE TITLE TO THE MINERAL CLAIM.

In the Province of British Columbia, the recorded holder of a mineral claim is required to perform a minimum amount of exploration work on a claim or make payment in the equivalent sum in lieu of work. The fee is $4.00 CDN per hectare (approximately $3.80 US per hectare) in the first three years and $8.00 CDN per hectare (approximately $7.60 US) per hectare) in subsequent years plus a $0.40 CDN per hectare (approximately $0.38 US per hectare) recording fee annually. Our mineral claim consists of 410.65 hectares. As such, the minimum exploration expenditures and/or filing fee required to maintain the Bee Peak Claim in good standing is CDN$3,285 ($3,122 US) per year. Our claim is in good standing until January 30, 2012. Following the expiry date, if we fail to incur the minimum exploration expenditures or make any of the required payments in lieu thereof, we could lose title to the Bee Peak Claim.

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

Nasal Products

THE COMPANY HAS LIMITED RESOURCES AND NO PRESENT SOURCE OF REVENUES

The Company has limited resources and has had no significant revenues to date. In addition, the Company will not achieve any significant revenues until, at the earliest, the first distribution of the THERAMAX™ Cold and Flu Relief. Moreover, there can be no assurance that the Company's distribution of any THERAMAX™ product, either initially or at any time thereafter, will provide any material revenues or operate on a profitable basis.

THE COMPANY MAY NEED ADDITIONAL FINANCING IN ORDER TO EXECUTE ITS BUSINESS PLAN

The Company has had no revenues to date and will be entirely dependent upon its limited available financial resources. The Company cannot ascertain with any degree of certainty the capital requirements for the execution of its business plan. In the event that the Company's limited financial resources prove to be insufficient to implement the Company's business plan, the Company may be required to seek additional financing.

ADDITIONAL FINANCING MAY NOT BE AVAILABLE TO THE COMPANY IF NEEDED

There can be no assurance that additional financing, if needed, will be available on acceptable terms, or at all. To the extent that additional financing proves to be unavailable when needed, the Company would, in all likelihood, be compelled to abandon plans to market the THERAMAX™ products. The failure by the Company to secure additional financing, if needed, could also have a material adverse effect on the continued development or growth of its business model. The Company has no arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in the best interests of the Company.

THE COMPANY MAY NOT BE ABLE TO BORROW FUNDS IF NEEDED

There currently are no limitations on the Company's ability to borrow funds to increase the amount of capital available to the Company to undertake its business plan. Moreover, the limited resources of the Company and lack of operating history will make it difficult to borrow funds. The amount and nature of any borrowings by the Company will depend on numerous considerations, including the Company's capital requirements, the Company's perceived ability to meet debt service on any such borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. There can be no assurance that debt financing, if required or sought, would be available on terms deemed to be commercially acceptable by and in the best interests of the Company. The inability of the Company to borrow funds required to undertake its business model, may have a material adverse effect on the Company's financial condition and future prospects. Additionally, to the extent that debt financing ultimately proves to be available, any borrowings may subject the Company to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest.

SUCCESS OF THE COMPANY'S BUSINESS PLAN DEPENDS IN LARGE PART UPON THE SUCCESS OF ITS PRODUCTS, WHICH ARE UNTESTED

The success of the Company's proposed plan of operation will depend to a great extent on the acceptance of its homeopathic products by the public. To date, no market studies or projections of the acceptance of these products have been conducted.

General Risk Factors

THE COMPANY DEPENDS UPON ITS EXECUTIVE OFFICERS AND DIRECTORS

The ability of the Company to successfully carry out its business model will be dependent upon the efforts of its executive officers and directors, as well as its ability to attract additional directors and executive officers.  The Company has not entered into employment agreements with any officer or director concerning compensation but has obtained "key man" life insurance on Mr. Hickel’s life.

THERE EXIST RISKS TO STOCKHOLDERS RELATING TO DILUTION:  AUTHORIZATION OF ADDITIONAL SECURITIES AND REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING THE ISSUE OF ADDITIONAL COMMON SHARES

To the extent that additional shares of common stock are issued, the Company's stockholders would experience dilution of their respective ownership interests in the Company. Furthermore, the issuance of a substantial number of shares of common stock may adversely affect prevailing market prices, if any, for the common stock and could impair the Company's ability to raise additional capital through the sale of its equity securities. The Company may use consultants and other third parties providing goods and services, including assistance in the manufacture, marketing, distribution and sale of products.  These consultants or third parties may be paid in cash, stock, options or other securities of the Company, and the consultants or third parties may be placement agents or their affiliates.

FUTURE LITIGATION COULD IMPACT OUR FINANCIAL RESULTS AND CONDITION.
Our business, results of operations and financial condition could be affected by significant future litigation or claims adverse to us. Types of potential litigation cases include: product liability, contract, employment-related, labor relations, personal injury or property damage, intellectual property, stockholder claims and claims arising from any injury or damage to persons, property or the environment from hazardous substances used, generated or disposed of in the conduct of our business.

THE COMPANY EXPECTS TO PAY NO CASH DIVIDENDS

The Company does not expect to pay dividends in the foreseeable future, and the payment of dividends will be contingent upon the Company's revenues and earnings, if any, capital requirements, and general financial condition subsequent to the commencement of its business activities and the generation of profits from those activities. The payment of any dividends subsequent to an investment will be within the discretion of the Company's then Board of Directors. The Company presently intends to retain all earnings, if any, for use in the Company's business operations and accordingly, the Board does not anticipate declaring any dividends in the foreseeable future.

WE MAY NOT BE ABLE TO ATTRACT AND RETAIN QUALIFIED PERSONNEL NECESSARY FOR THE IMPLEMENTATION OF OUR BUSINESS STRATEGY.

Our future success depends largely upon the continued service of our sole officer. Our future success also depends on our ability to attract, retain and motivate qualified personnel when needed. Key personnel represent a significant asset, and the competition for qualified personnel is intense in the mineral exploration industry.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None

ITEM 2.	PROPERTIES.

We currently do not own any physical property or own any real property. We own a 100% undivided interest in a mineral claim that we call the Bee Peak Claim.

Our principal office is located at 1365 N. Courtenay Parkway, Suite A, Merritt Island, FL 32953, a portion of which we sub-lease at the monthly rental of $550.

ITEM 3.  LEGAL PROCEEDINGS

There are no legal proceedings pending, or to the best knowledge of management threatened against the Company; however, certain directors, former directors and other parties received copies of a letter dated April 27, 2010 from a law firm purporting to represent an unnamed party claiming to have had a common stock interest in Terra Trema, Inc., the predecessor by name change to the former TheraBiogen, Inc., arising some time prior to 2004.  The letter was not addressed to or sent to the Company, and made no specific claims or demands on the Company other than an indefinite stock interest. The Company has retained legal counsel who has responded to the letter and does not believe that the claims made in the letter represent a material threat or material claim against the Company or its business activities.

There were no legal proceedings previously pending which were resolved during the fourth quarter of the fiscal year ended February 28, 2010.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Except as noted below, no matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year, ended February 28, 2010.  The shareholders of the former TheraBiogen, Inc. and of Kushi Resources, Inc. approved the merger of TheraBiogen, Inc. with and into Kushi Resources, Inc. in December, 2009.

PART II

ITEM 5.  MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
 AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)  Market information.  During the fiscal year ended February 28, 2010, our common shares of stock were listed or admitted for trading on the NASD OTC Bulletin Board market under the symbol KUSI.  That symbol was change to TRAB as a result of the merger of the Company and TheraBiogen, Inc.  The trading activity in our stock during the fiscal year ended February 28, 2010 was minimal so the remaining information requested in Item 5(a) is omitted as not material.

(b)  Holders.  As of February 28, 2010, there were approximately 60 holders of record of our common stock.

(c)  Dividends. The Company has not paid any dividends to date, has not yet generated earnings sufficient to pay dividends, and currently does not intend to pay dividends in the foreseeable future.

(d)  Securities authorized for issuance under equity compensation plans.

None.

ITEM 6.  SELECTED FINANCIAL DATA.

The Company was in a development stage through the fiscal year ended February 28, 2010 and is a small issuer. Therefore, the information required by Item 301 of Regulation S-K is omitted for that period as not required.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The financial summaries that follow present the  esults of operations of TheraBiogen, Inc. for the periods presented, as a result of the merger between the former TheraBiogen, Inc. and Kushi Resources, Inc. effective January 5, 2010. The  results of operations for TheraBiogen, Inc. reflect the former Kushi Resources, Inc. fiscal year end of the last day of February, which differed from that of the former TheraBiogen, Inc. year end of December 31, 2009.  Accordingly, the amounts shown from the audited financial statements reflect the financial position and results of operations as of and for the years ended February 28, 2010 and 2009.

RESULTS OF OPERATIONS

	Year Ended	Year Ended
	February 28, 2010	February 28, 2009
Revenue	$411	$--
Expenses	(946,052)	(190,306)
Net income (loss)	$(945,641)	$(190,306)

Revenue

We have not generated any significant operating revenues since inception. To date, our activities have been financed through the proceeds from the sale of our common stock and funds advanced by investors in the form of loans.

 Operating Costs and Expenses

Our operating expenses for the years ended February 28, 2010 and 2009 consisted of the following:

	Year ended	Year ended
	February 28, 2010	February 28, 2009

Advertising and marketing	$77,508	$--
Amortization of license	103,166	58,827
Bank charges and interest	3,104	210
Consulting expense	484,194	79,040
Insurance	67,430	--
Miscellaneous	13,004	569
Office expense	25,403	--
Payroll	31,146	--
Professional fees	39,495	37,125
Regulatory	4,603	1,750
Rent	17,150	3,250
Testing	17,425	--
Total operating expense	$883,628	$180,771

Our operating expenses increased by $702,856 or 389% from $180,771 for the year ended February 28, 2009 to $883,627 for the year ended February 28, 2010. This increase in operating expenses was primarily due to increases in our administrative and consulting fees and amortization expenses.

Over the next twelve months, we anticipate generating significant revenue from the TheraMax™ product line, but will require additional sources of capital to do so. We do not have any financing arranged and cannot provide any assurance that we will be able to raise sufficient funding from the sale of our shares of common stock, or that we will receive private advances.

LIQUIDITY AND CAPITAL RESOURCES
Working Capital
			Percentage
	At	At	Increase /
	February 28, 2010	February 28, 2009	(Decrease)
Current Assets	$28,695	$871	3,194.0%
Current Liabilities	(442,349)	(257,910)	(71.5)%
Working Capital Surplus (Deficit)	$(413,654)	$(257,039)	(60.9)%

Cash Flows
	Year Ended February 28,
	2010	2009
Cash Flows Used In Operating Activities	$(597,734)	$(103,629)
Cash Flows Used In Investing Activities	(85,000)	(150,000)
Cash Flows From Financing Activities	686,000	224,500
Net Increase (Decrease) In Cash During Period	$3,266	$(29,129)

As at February 28, 2010, we had cash of $4,137 and negative cash flow from operations of $(597,734). To date, we have funded our operations with cash that we received from the sale of our common stock and advances from related parties as loans.

We had a working capital deficit of $413,654 as of February 28, 2010 compared to a working capital deficit of $257,039 as of February 28, 2009. The increase in our working capital deficit is attributable to the completion of the merger and the resulting acquisition of operating assets and the increase in short term debt to finance operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates, and equity price risk and the normal risks associated with a start-up business. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. During the twelve months ended February 28, 2010, we did not engage in any hedging activities.

Since the Company to date has had no significant operations, the information and disclosures required by Item 305 of Regulation S-K are omitted as not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the index to the financial statements of the Company on page 21.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As a result of the merger with TheraBiogen, Inc. which closed on January 5, 2010, our Board of Directors determined to continue the existing relationship with the independent accounting firm for the former TheraBiogen, Inc., Berman, Hopkins Wright & LaHam, CPAs and Associates, LLP, to review and audit our financial reports for the fiscal year.  There was no dispute or disagreement with our former auditors over any accounting matter.  Although there was no change of auditors as a result, the continuation of the former TheraBiogen auditor was reported as such on a Form 8-K report filed with the SEC on May 27, 2010.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management, including our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of February 28, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management’s review and evaluation of the company’s internal controls over financial reporting did not involve a recognized framework for financial controls and was limited to the identification of risks associated with the limited number of personnel employed by the company and the direct involvement of the CEO and CFO in most business functions. In its assessment of the effectiveness of internal control over financial reporting as of February 28, 2010, our management including our Chief Executive Officer and Chief Financial Officer determined that there were control deficiencies that constituted material weaknesses, as described below.

As of the end of the period covered by this report, our management including our Chief Executive Officer and Chief Financial Officer, also carried out an evaluation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation, management including our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures are ineffective in enabling the Company to record, process, summarize and report, in a timely manner, the information that the Company is required to disclose in its Exchange Act reports. Control deficiencies that constituted material weaknesses, are described below.

Material Weaknesses

Lack of Effective Corporate Governance Policies and Procedures. We do not have effective policies regarding the independence of our directors and do not have independent directors. The lack of independent directors means that there is no effective review, authorization, or oversight of management or management’s actions by persons that were not involved in approving or executing those actions. This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

We have no conflicts of interest policies and there is no provision for the review and approval of transactions between the Company and interested members of management.

Lack of Effective Policies Regarding the General Accounting System. We do not have any documented processes for the input, accumulation, or testing of financial data that would provide assurance that all transactions are accurately and timely recorded or that the financial reports will be prepared on a periodic basis.

Lack of Effective Control over Financial Statement Disclosure.   We do not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 28, 2010, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Management, including our Chief Executive Officer and Chief Financial Officer, has determined that the Company does not have the financial resources or personnel to address any of the material weaknesses identified or to conduct a more robust evaluation of its controls. As resources become available, management will develop and implement remedial actions to address the material weaknesses it has identified.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in internal control over financial reporting

Effective January 5, 2010, Kushi Resources, Inc. acquired TheraBiogen, Inc.  This merger resulted in changes to key controls in all transaction cycles relating primarily to authorization and recording of transactions, which we are currently in the process of addressing.   There were no other changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.  OTHER INFORMATION.

Subsequent to the merger of the former TheraBiogen, Inc. and the Company, we issued a total of 238,000 common shares and 119,000 warrants to acquire additional shares through the end of the fiscal year, for total consideration of $119,000, of which $238 was attributed to the purchase of the warrants and the remainder to the acquisition of the stock.  Subsequent to February 28, 2010, we have issued another 354,000 shares of common stock on the same terms, for a total of $177,000 in cash consideration.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

IDENTIFICATION OF DIRECTORS and EXECUTIVE OFFICERS

The persons who served as directors and executive officers of the Company through the period ending February 28, 2010 covered by this report, their ages and positions held in the Company, are listed below.

      Name                                                                                                  Age                                                                    Position

Kelly T. Hickel                                                                                        68                                                                   President, Chairman and CEO
Boris Rubizhevsky                                                                                59                                                                    Director
Barry Saxe                                                                                               54                                                                    Director
Dwight Brunoehler                                                                                61                                                                    Former Director

In November, 2009, the Company entered into a Consulting Agreement with FSR, Inc. for management consulting services, under which Kelly T. Hickel became President and CEO of the Company. FSR, Inc. also had a similar consulting agreement with the former TheraBiogen, Inc. Under the terms of the Consulting Agreement, FSR, Inc. will receive a monthly consulting fee of $5,000, plus out-of-pocket expenses, and received 200,000 shares of common stock. In addition, Boris Rubizhevsky, Barry Saxe and Dwight Brunhoeler were elected as directors of the Company in November, 2009.  The monthly compensation amount was increased to $10,000 in December 2009.

KELLY T. HICKEL was appointed as Chairman of Paradise Music & Entertainment, Inc. (PDSE.pk) in February 2001 until he resigned in June 2006. Previously, Mr. Hickel was the turn-around President of MiniScribe Corp., a troubled Fortune 500 disk drive manufacturer, from 1989 to 1990. Mr. Hickel helped conduct a sale to Maxtor from bankruptcy and supported the estate as it returned $900 million to its stakeholders including 41% of the value to the public shareholders. He was the President of the Maxwell Technology Information Systems Group from 1993 until 1997, during which, Maxwell was the 9th best performing stock on NASDAQ and the #1 performing stock in California in 1996. Mr. Hickel was, recently, Chairman and Chief Restructuring Officer of The Tyree Company in Farmingdale, New York. He is Managing Director of The Turnaround Group, LLC and Strategic Growth Associates, LLC, a Denver-based advisory firm, CEO of Environmental Testing Laboratories, Inc., CEO of Spring Creek Capital, Inc. (OTCBB: SCRK) and CEO of United EcoEnergy Corp. (OTCBB:UEEC). Mr. Hickel has arranged a number of private and public company financings and financial restructuring over the years. Mr. Hickel is a graduate of Indiana University, with a Bachelors of Science, and has attended coursework at Columbia University. He has been a director of the Company and Chief Executive Officer since August, 2009.

BARRY SAXE is a businessman with a 40 year career as an owner and operator of several companies in the electrical, environmental and constructions fields. Mr. Saxe worked as a biochemist in the 1960's on Interferon research at Becton Dickson and has been an investor and advisor to numerous biotechnology and healthcare companies, both public and private, since then. In the 1990's, he worked with Archibel of Brussels, Belgium on the development of homeopathic expert system software for diagnosis and treatment of diseases using homeopathic medicines. From 1969 to the present, he has been president of Cedar Electric, a design-build firm. From 2005 to the present, he has served as a member of the Board of Directors of International Ranger, a public exploration company. From 2006 till 2008 he was a cofounder and board member of Ringbolt Ventures, a fertilizer exploration company.  Mr. Saxe attended Brooklyn College of the University of New York City and University of California at Berkeley.

BORIS RUBISHEVSKY has over thirty years of business experience ranging from corporate management and mergers and acquisitions, to business development, sales and marketing. He has held several Board of Director positions. Most recently, Mr. Rubizhevsky founded NexGen Security Corporation, a consulting firm specializing in homeland security, biological and environmental products and technologies. He actively works with firms in Germany and the former Soviet Union on the development of new technologies for homeland security and life science applications. Prior to this, in 1992 Mr. Rubizhevsky co-founded Isonics Corporation (NASDAQ: ISON), a diversified international company with offices in the United States, Germany and Russia and businesses in life science, semi-conductor wafer services and homeland security products. Mr. Rubizhevsky was with Isonics for fifteen years, playing a key role in its growth and development. He originally started the company to pursue life science opportunities based on products developed by the Russian nuclear industry. He identified expansion opportunities, leveraging Isonics’ technology and expertise into homeland security and biotech applications as well as 22 identifying capital funding sources, including the company’s initial public offering and follow-on secondary equity and debt offerings. Before founding Isonics, Mr. Rubizhevsky spent more than ten years with General Electric Company in a number of international sales and marketing managerial positions. These positions were based both in the US and abroad. Mr. Rubizhevsky holds a B.S. degree in engineering from the Stevens Institute of Technology. He is fluent in the Russian language and culture. He has served as a director of the Company since June, 2008.

DWIGHT BRUNOEHLER served as the Chief Executive Officer for AllStem, Inc, from July 2009 to May 2010, a newly formed stem cell storage, research and development company in the Orlando Florida area. Mr. Brunoehler is also the Chief Executive officer for RxGenerica, a Florida based drug distribution company with its sales force operating in Central and South America and The Caribbean. He has held that position since forming the company in April 2009. Previously, Mr. Brunoehler founded Cryobanks International in 1993 and served as its President and CEO until 2008. After starting one of the oldest cord blood banks in the world, he established the only (and still existing) nationwide system whereby expectant mothers can sign-up to donate their baby’s cord blood from anywhere in the Continental United States year round. Mr. Brunoehler also established successful licensed facilities for Cryobanks currently operating in Athens, Delhi, and Bangkok. Mr. Brunoehler served on the Cord Blood Work Group and Finance committees for The World Marrow Donor Association from 2000 to 2007. Mr. Brunoehler served on the Board of Directors of Florida Blood Centers and on their Laboratory/Technical Committee in 2006 and 2007. Mr. Brunoehler is a graduate of The University of Central Florida where he was honored to be the commencement speaker for the advanced health sciences degrees in 2007.  Mr. Brunoehler resigned as a director of the Company in May 2010 and has not yet been replaced.

In November, 2009, the Company entered into a Consulting Agreement with CF Consulting, LLC for principal accounting services, financial and corporate counsel services for the Company. Under the terms of the Consulting Agreement, CF Consulting, LLC receives a monthly consulting fee of $5,000, increased to $10,000 in January 2010, plus out-of-pocket expenses, and receives a separate monthly payment of $5,000 to provide the services of William F. Warchus as consulting principal accountant for the Company.  CF Consulting, LLC had a similar consulting arrangement with the former TheraBiogen, Inc.

SIGNIFICANT EMPLOYEES

None, other than Kelly T. Hickel, the sole officer of the Company listed above, who acted as an officer pursuant to a consulting agreement with FSR, Inc. and Ron Gustilo, who serves as product manager for the TheraMax® line of products, at an annual salary of $90,000 beginning in January 2010.

COMMITTEES AND BOARD MEETINGS

The Company has currently not adopted charters for an Audit Committee, Compensation Committee or Governance and Nominating Committee, and has no Board committees.

CODE OF ETHICS

The Company has not yet adopted a Code of Ethics that applies to its directors, officers and employees performing financial functions for the Company, including its chief executive officer, chief financial officer, controller and any person performing similar functions.

EXCLUSION OF DIRECTOR LIABILITY

Pursuant to the General Corporation Law of Nevada, the Company Certificate of Incorporation excludes personal liability on the part of its directors to the Company for monetary damages based upon any violation of their fiduciary duties as directors, except as to liability for any acts or omissions which involve intentional misconduct, fraud or a knowing violation of law or for improper payment of dividends. This exclusion of liability does not limit any right which a director may have to be indemnified and does not affect any director's liability under federal or applicable state securities laws.

ITEM 11.  EXECUTIVE COMPENSATION.

CASH AND OTHER COMPENSATION

For the year ended February 28, 2010,  the Company incurred consulting fees of $60,000 for the services of Mr. Hickel as CEO. These amounts were paid to FSR, Inc. under the Consulting Agreement. The Company had no other agreement or understanding, express or implied, with any other director or executive officer concerning employment or cash or other compensation for services.

COMPENSATION PURSUANT TO PLANS

For the years ended February 28, 2010 and through the date of this report, no director or executive officer has received compensation from the Company pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan of the Company.

OPTION/SAR GRANTS

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs, have been made to any executive officer or any director during the year ended February 28, 2010,
Accordingly, no stock options were exercised by any of the officers or directors in fiscal 2010.

In December, 2009, the Board of Directors of Kushi Resources, Inc. approved grants of stock to certain officers or consultants, as follows, effective April 1, 2010:

Recipient	Shares	Value

FSR, Inc.	500,000	$100,000
CF Consulting	300,000	60,000
Jan Chason	150,000	30,000
Philip Forman	100,000	20,000
Marc Harwood	25,000	5,000
Ron Gustilo	100,000	20,000
Jerry Wolff (CMO)	100,000	20,000
William F. Warchus	50,000	10,000
	1,325,000	$1,325,000

In addition, the Board granted options to acquire additional shares effective on closing of the merger, for a three year period at the closing market price on the date the merger closed, as follows:

Recipient	Number

FSR, Inc.		300,000
CF Consulting		150,000
Jan Chason		150,000
Philip Forman		100,000
Marc Harwood		25,000
Ron Gustilo		100,000
		825,000

EMPLOYEE STOCK COMPENSATION PLAN

None

COMPENSATION OF DIRECTORS

The Company has no standard arrangements in place or currently contemplated to compensate the Company directors for their service as directors or as members of any committee of directors.

EMPLOYMENT CONTRACTS

No person entered into any employment or similar contract with the Company, during the year ended February 28, 2010, other than the consulting agreement with FSR, Inc. discussed above.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

BENEFICIAL OWNERSHIP

The following table sets forth, as of the end of the reporting period covered by this report, the stock ownership of each executive officer and director of the Company, of all executive officers and directors of the Company as a group, and of each person known by the Company to be a beneficial owner of 5% or more of its common stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as to such shares. No person listed below has any option, warrant or other right to acquire additional securities of the Company, except as may be otherwise noted.

   Name and Address                                                                                                                                                                                                                                                                                                        Amount & Nature
    of Beneficial                                                                                                                                                                                                                                                                                                                     of Beneficial                          Percent
           Owner                                                                                                                                                               Position                                                                                                                                             Ownership                           of Class1

Kelly T. Hickel2 1365 N, Courtenay Parkway, Suite A Merritt Island, FL 32953	Chairman, Director, CEO , Secretary and Treasurer	-0-	-0-

Barry Saxe 48 Wall Street, Suite 1000 New York, NY 10005	Director	216,000	-0-

All officers and directors as a group (4 persons)		216,000	-0-

Nasal Therapeutics, Inc.3 116 S. Catalina Ave., Suite 102 Redondo Beach, CA 90277	--	7,529,300	22.9

Sung Pyo4 162 Cherrybrook Lane Irvine, CA 92618	--	1,913,750	5.8

Jonathan Pyo4 2559 16th Avenue San Francisco, CA 94116	--	1,913,750	5.8

Lawler & Associates, LP5 San Diego, CA	--	10,338,082	31.4
		21,694,882	65.9

(1)	Based on 32,856,000 shares outstanding at February 28, 2010.
(2)
Kelly T. Hickel is engaged by FSR, Inc. which holds 1,070,461shares of common stock.  Mr. Hickel is not an officer or owner of FSR, Inc. and disclaims any beneficial interest in the shares held by FSR, Inc.

(3)	In August, 2008, 15,300,000 shares of common stock were issued to Nasal Therapeutics, Inc. as a partial license fee payment for the acquisition of all rights to the TheraMax™ products.
(4)	Sung Pyo is an officer of Nasal Therapeutics, Inc., and the brother of Jonathon Pyo.
(5)	Lawler & Associates holds 10,338,082 as escrow agent for other parties and disclaims all beneficial interest in the shares held.

CF Consulting, LLC, holds 2,050,000 common shares, representing 6.2 percent of the outstanding shares.  Since these shares are subject to an option granted to LeadDog Capital, LP to acquire the shares, any ownership or beneficial interest in these shares is disclaimed.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Pursuant to a consulting agreement with CF Consulting, LLC, a 5% shareholder, the Company is obligated to pay for consulting services in the amount of $10,000 monthly effective January 1, 2010 and $5,000 monthly for the period from September 2008 through December 2009.  The Company also has entered into a rental agreement effective September 2008 wherein the Company pays $550 per month for the use of office space. The Company also pays $2,500 per month for a subcontractor of CF Consulting, Inc. to provide accounting services.  For the years ended February 28, 2010 and 2009, the Company incurred consulting and rent expenses of $113,500 and $27,750 related to CF Consulting, LLC.  The shares held by CF Consulting, LLC are subject to an option to acquire the shares and CF Consulting disclaims any beneficial interest in the shares.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed in each of the fiscal years ended February 28, 2010 and 2009 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of the financial statements included in the Company's previously filed Forms 10-Q for services that are normally provided by the accountant in connection with  statutory and regulatory filings or engagements for those fiscal years, were  $21,763 and $10,875, respectively, and were approved by the Board of Directors.

AUDIT RELATED FEES

None
TAX FEES

None

ALL OTHER FEES

None

PRE-APPROVAL POLICIES AND PROCEDURES

The Company Board of Director policy is to pre-approve all audit and permissible non-audit services to be provided by the independent registered public accounting firm.  These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget.  The independent registered public accounting firm and management are required to report periodically to the Board of Directors regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.  The Board of Directors may also pre-approve particular services in a case-by-case basis.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed with this report, except those indicated as having previously been filed with the Securities and Exchange Commission and are incorporated by reference to another report, registration statement or form. As to any shareholder of record requesting a copy of this report, the Company will furnish any exhibit indicated in the list below as filed with this report upon payment to the Company of its expenses in furnishing the information. Any references to the "the Company" means TheraBiogen, Inc. and its predecessor by name change, Kushi Resources, Inc.

*3.1           Articles of Incorporation

*3.1.1        Amendment of the Articles of Incorporation to change the corporate name to TheraBiogen, Inc.

*3.1.2        Article of Merger.

*3.2           By-laws

*10.1         License Agreement dated July 22, 2008 between the Company and Nasal  Therapeutics, Inc.

*10.3         Amendment to License Agreement with Nasal Therapeutics, Inc.

*10.2         Consulting Agreement dated November 2009 between the Company and FSR, Inc.

*      Previously filed.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Certified Public Accounting Firm...  F-1
 Balance Sheets as of December 31, 2008 and 2007... F-2
 Statements of Operations for the years ended February 28, 2010 and 2009 and cumulative from inception in November 2005 ... F-3
 Statements of Changes in Stockholders' Equity (Deficit) from inception in April, 2000 to
February 28, 2010... F-4
 Statements of Cash Flows for the years ended February 28, 2010 and 2009 and cumulative from inception in November 2005... F-5
Notes to  Financial Statements ...…………………………………………………….. F-6

Item 8.                      FINANCIAL INFORMATION
Item 1.  Financial Statements.

Report of Independent Registered Public Accounting Firm

To The Board of Directors
TheraBiogen, Inc.

We have audited the accompanying  balance sheets of TheraBiogen, Inc., a development stage company, as of February 28, 2010 and 2009, and the related  statements of operations, stockholders equity and cash flows the years then ended and for the period from April 26, 2000 (inception) to February 28, 2010. The Company's management is responsible for these  financial statements. Our responsibility is to express an opinion on these  financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the  financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the  financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the  financial statements referred to above present fairly, in all material respects, the financial position of TheraBiogen, Inc. as of February 28, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and for the period from April 26, 2000 (inception) to February 28, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying  financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the  financial statements, the Company is in the development stage, has had minimal operations to-date, and has an accumulated deficit and negative working capital. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The  financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the  financial statements, the Company changed its fiscal year end from December 31, as reported in its previously issued financial statements, to the last day of February

/s/ Berman Hopkins Wright & LaHam, CPAs and Associates, LLP

Winter Park, Florida
June 17, 2010

THERABIOGEN, INC.
(A DEVELOPMENT STAGE COMPANY)
                                                       BALANCE SHEETS

	February 28,	February 28,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$4,137	$871
Deposits	13,270	--
Interest receivable-related party	411	--
Inventory	877	--
Note receivable – related party	10,000	--
Total current assets	28,695	871
Other assets:
License, net of amortization of $161,993 and $58,827	2,266,207	2,294,373
Mineral rights	7,349	--
Goodwill	101,183	--
Total other assets	2,374,739	2,294,373
Total assets	$2,403,434	$2,295,244
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities:
Accounts payable (including $2,500 and $ 5,000 payable to related party)	$89,385	$20,275
Accrued interest-related parties	70,559	8,135
Payroll taxes payable	9,905	--
Notes payable-related parties-current portion	272,500	229,500
Total current liabilities	442,349	257,910
Long term liabilities:
Notes payable-related parties	374,000	20,000
Notes payable	20,000	--
Warrant liability	238	--
Total long-term liabilities	394,238	20,000
Total Liabilities	836,587	277,910
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 150,000,000 shares authorized, 32,927,500
and 18,791,000 shares issued at February 28, 2010 and 2009	32,927	1,880
Additional paid-in capital	2,689,422	2,225,315
Deficit accumulated during the development stage	(1,155,502)	(209,861)
Total stockholders’ equity	1,566,847	2,017,334
Total liabilities and stock holders’ equity	$2,403,434	$2,295,244

The accompanying notes are an integral part of these  financial statements

THERABIOGEN, INC.
A DEVELOPMENT STAGE COMPANY)
 STATEMENTS OF OPERATIONS
(AUDITED)

For the years ended	Cumulative from
February 28,	inception in
2010 2009	April 2000

INCOME	$411	$--	$10,864
EXPENSES
General and administrative:
Amortization	103,166	58,827	161,993
Bank fees	3,104	210	3,304
Consulting	484,194	79,040	586,851
Computer and Internet expenses	19,012	--	19,012
Insurance	67,430	--	67,430
Licenses and permits	4,603	1,750	8,753
Marketing and sales	77,508	--	77,508
Office expense	6,391	--	6,391
Payroll expense	31,146	--	31,146
Professional expenses	39,495	37,125	76,620
Rent	17,150	3,250	22,550
Testing	17,425	--	17,425
Other expenses	13,004	569	15,424
Total expenses	883,628	180,771	1,094,407
INCOME (LOSS) FROM OPERATIONS	(883,217)	(180,771)	(1,083,543)
Other income and expenses:
Interest expense-related party	62,424	9,535	71,959
Total other income and expenses	(62,424)	(9,535)	(71,959)
NET INCOME (LOSS) BEFORE INCOME TAX	(945,641)	(190,306)	(1,155,502)
Provision for income tax	--	--	--
NET INCOME (LOSS)	$(945,641)	$(190,306)	$(1,155,502)

Net loss per share- basic	$(0.05)	$(0.02)	$(0.18)
Net loss per share-diluted	$(0.04)	$(0.02)	$(0.18)

Weighted average common shares outstanding
Basic	20,907,586	10,694,104	6,444,646
Diluted	21,550,463	10,892,478	6,545,649

The accompanying notes are an integral part of these  financial statements

THERABIOGEN, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY (DEFICIT)

				Additional	Accumulated
Common	Stock	Preferred	Stock	Paid-in	From
Shares	Amount	Shares	Amount	Capital	inception	Total
#		$ #	$ $	$	$

Balance at 4-26-2000	--	--	--	--	--	--	--
Stock issued for cash	1,200,000	120	--	--	1,380	--	1,500
Stock issued for services	600,000	60	--	--	540	--	600
Stock issued for cash	90,000	9	--	--	2,546	--	2,555
Net loss	--	--	--	--	--	(2,780)	(2,780)
Balances at 2-28-2001	1,890,000	189	--	--	4,466	(2,780)	1,878
Stock issued for cash	5,000	1	--	--	149	--	150
Net loss	--	--	--	--	--	(6,479)	(6,479)
Balances at 2-28-2002	1,895,000	190	--	--	4,615	(9,259)	(4,454)
Net loss	--	--	--	--	--	(8,499)	(8,499)
Balances at 2-28-2003	1,895,000	190	--	--	4,615	(17,758)	(12,953)
Balances at 2-28-2004	1,895,000	190	--	--	4,615	(17,758)	(12,953)
Contributed capital	--	--	--	--	5,000	--	5,000
Net loss	--	--	--	--	--	(5,000)	(5,000)
Balances at 2-28-2005	1,895,000	190	--	--	9,615	(22,758)	(12,953)
Cancellation of stock	(1,800,000)	(180)	--	--	180	--	--
Stock issued for debt	--	--	135,000	14	5,986	--	6,000
Stock issued for debt	750,000	75	--	--	1,675	--	1,750
Conversion of preferred	1,350,000	135	(135,000)	(14)	(121)	--	--
Net income	--	--	--	--	--	5,203	5,203
Balances at 2-28-2006	2,195,000	220	--	--	17,335	(17,555)	--
Net loss	--	--	--	--	--	(1,000)	(1,000)
Balances at 2-28-2007	2,195,000	220	--	--	17,335	(18,555)	(1,000)
Net loss	--	--	--	--	--	(1,000)	(1,000)
Balances at 2-29-2008	2,195,000	220	--	--	17,335	(19,555)	(2,000)
Stock issued for license	15,300,000	1,530	--	--	2,201,670	--	2,203,200
Stock issued for services	400,000	40	--	--	--	--	40
Stock issued for debt	896,000	90	--	--	6,310	--	6,400
Net loss	--	--	--	--	--	(190,306)	(190,306)
Balances at 2-28-2009	18,791,000	1,880	--	--	2,225,315	(209,861)	2,017,334
Stock issued for cash	300,000	300	--	--	149,700	--	150,000
Stock issued for acquisition	13,598,000	1,341	--	--	59,813	--	61,154
Conversion of equity	--	29,168	--	--	(29,168)	--	--
Stock options issued	--	--	--	--	165,000	--	165,000
Stock issued for cash	238,000	238	--	--	118,762	--	119,000
Net loss	--	--	--	--	--	(945,641)	(855,845)
Balances 2-28-2010	32,927,000	32,927	--	--	2,689,422	(1,155,502)	1,566,847

The accompanying notes are an integral part of these financial statements

THERABIOGEN, INC.
(A Development Stage Company)
 STATEMENTS OF CASH FLOWS
                                                                                                                                                                                                                                                                                       For the year                                         Cumulative
                                                                                                                                                                                 ended February 28,                                from inception
                                                                                                                                                                                                2010                     2009                                in April 2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(945,641)	$(190,306)	$(1,155,502)
Adjustments to reconcile net loss to net cash used by operating activities
Amortization expense	103,166	58,820			161,993
Stock options issued for services	165,000	--			165,000
Stock issued for services	--	40			8,390
Changes in assets and liabilities
Increase in interest receivable	(411)	-			(411)
Increase in inventory	(877)	--			(877)
Increase in deposits	(13,270)	--			(13,270)
Increase in accounts payable and accrued expenses	21,732	18,275			42,007
Increase in accrued interest payable	62,424	9,535			71,959
Increase in payroll liabilities	9,905	--			9,905
Increase in warranty liability	238	--			238
NET CASH USED IN OPERATING ACTIVITIES	(597,734)	(103,629)			(710,568)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of License	--	(150,000)		(150,000)
Loan to related party	(10,000)	--			(10,000)
NET CASH USED BY INVESTING ACTIVITIES	(10,000)	(150,000)			(160,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	269,000	--			273,205
Proceeds from capital contribution	--	--			5,000
Proceeds from note payable	20,000	--			20,000
Proceeds from notes payable-related parties	322,000	224,500			576,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	611,000	224,500			874,705

NET CASH INCREASE (DECREASE) FOR PERIOD	3,266	(29,129)			4,137
CASH AT BEGINNING OF PERIOD	871	30,000			--
CASH AT END OF PERIOD	$4,137	$871	$4,137

SUPPLEMENTAL CASH FLOW INFORMATION
Noncash transaction –issuance of common stock for debt	$--	$5,000	$5,000
Noncash transaction –issuance of common stock for accrued interest	$--	$1,400	$1,400
Noncash transaction –issuance of common stock in exchange for Kushi Resources, Inc.	$61,154	$--	$61,154
Noncash transaction –issuance of debt in exchange for intangible asset	$75,000	$--	$75,000
Noncash transaction –issuance of common stock in exchange for intangible asset	$--	$--	$2,203,200
Interest paid	$--	$--	$--
Income taxes paid	$--	$--	$--
F-5 The accompanying notes are an integral part of these financial statements
THERABIOGEN INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2010 AND 2009

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Nature of Operations

Kushi Resources, Inc. (Kushi) was incorporated on October 3, 2005, under the laws of the State of Nevada. Kushi’s principal business has been the acquisition and exploration of mineral resources in northern British Columbia, Canada.

In November, 2009, Kushi announced that it had entered into an Agreement and Plan of Merger with TheraBiogen, Inc., a Nevada corporation, which was incorporated in Nevada in April 2000, and that merger closed on January 5, 2010.  Kushi, as the surviving entity, changed its name to TheraBiogen, Inc. as part of the merger.

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

The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable. The Company had not commenced significant operations as of February 28, 2010, and was considered an Exploration Stage Company, as defined by SEC Industry Guide 7, and follows FASB ASC Topic 270-10-599 (SFAS 7) Accounting and Reporting by Development Stage Enterprises, where applicable.

In these notes, the terms Company, we, us, or our mean TheraBiogen, Inc., formerly Kushi Resources, Inc., the surviving entity in the merger.

Basis of Presentation

The accompanying audited  financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for annual financial information and the instructions to Form 10-K. In the opinion of management, the financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position, as of February 28, 2010 and 2009, and its results of operations and cash flows for the years ended February 28, 2010 and 2009.  As described in Note 3, effective January 5, 2010, the former TheraBiogen, Inc. merged into Kushi Resources, Inc., and Kushi Resources, Inc. changed its corporate name to TheraBiogen, Inc.  For accounting purposes, this transaction was treated as an acquisition of Kushi Resources, Inc. and a recapitalization of the former TheraBiogen, Inc.  The former TheraBiogen, Inc. is the accounting acquirer and the results of its operations carryover. Accordingly, the operations of Kushi Resources, Inc. are not carried over.

The Company uses the last day of February as its fiscal year end, and the basis for which these financial statements are presented.  This represents a change from the fiscal year end of December 31 as used by the former TheraBiogen in its previously issued financial statements.

Exploration Stage

The Company has not produced any revenues from its principal business and was an exploration stage company as defined by FASB ASC Topic 271-10-S99 at February 28, 2010. In an exploration stage company, management devotes most of its time to conducting exploratory work and developing its business.

THERABIOGEN INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2010 AND 2009

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (continued)

Going Concern

The accompanying financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage company, has incurred significant net losses and negative cash flows from operations since inception, and requires debt financing to fund operations. Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures over the next twelve months.

The Company has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The Company’s continuation as a going concern and its ability to emerge from the exploration stage with any planned principal business activity is dependent upon the continued financial support of its shareholders and its ability to obtain the necessary equity financing and attain profitable operations. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions.

The Company has not yet  determined whether to proceed with its exploration activities after the merger with former TheraBiogen, Inc.

There can be no assurance that the Company will be able to raise additional funds, or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, the Company could be required to delay or reduce the scope of its operations, and the Company may not be able to pay off its obligations, if and when they come due.

These  financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities or other adjustments that may be necessary should the Company not be able to continue as a going concern. These factors create substantial doubt about the Company’s ability to continue as a going concern. The   financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all amounts on deposit with financial institutions and highly liquid investments with maturities of 90 days or less to be cash equivalents. At February 28, 2010, the Company did not have any cash equivalents.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with FASB ASC Topic 830 (SFAS 52) Foreign Currency Translation, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. During the quarter ended February 28, 2010, the Company incurred no foreign currency losses. The Company has not, to the date of these  financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

                                                                                                                                                                                                             F-7

THERABIOGEN INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2010 AND 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive Income (Loss)

Comprehensive Income (loss) reflects changes in equity that results from transactions and economic events from non-owner sources. At February 28, 2010 and February 28, 2009, the Company has no items that represent a comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in these unaudited financial statements.

Mineral Property Costs

Kushi Resources, Inc. has been in the exploration stage since its inception on October 3, 2005 and has not yet realized any revenues from its planned operations. It was primarily engaged in the acquisition and exploration of mining properties as of February 28, 2010. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred. The Company assesses the carrying costs for impairment under FASB ASC Topic 350-30 (SFAS No. 144), Accounting for Impairment or Disposal of Long Lived Assets at each fiscal quarter end.  An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value.

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

License Agreement
The Company recorded an intangible asset for the cost of a license agreement entered into with Nasal Therapeutics, Inc. based on the consideration paid.  The intangible asset is amortized on a straight-line basis over the 25 year life of the agreement.  The Company evaluates for impairment when events and circumstances warrant in accordance with FASB ASC Topic 350-30, and an impairment loss will be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. After an impairment loss is recognized, the adjusted carrying amount of the intangible asset shall be its new accounting basis.

Goodwill

The Company recorded goodwill as the excess of the consideration paid over the estimated fair values of the assets acquired and liabilities assumed in a business combination.  The goodwill is not amortized, but is subject to an annual impairment test in accordance with FASB ASC Topic 350-20.  The two step test first determines whether the carrying amount of the reporting unit exceeds the fair value of the reporting unit.  If so, the next step is to measure the impairment loss as the difference between the implied fair value of the good will and the carrying amount of the reporting unit.

Asset Retirement Obligations

FASB ASC Topic 410-10 (SFAS 143), Accounting for Asset Retirement Obligations addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Specifically, Topic 410-10 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and subsequently allocated to expense over the asset’s useful life. At February 28, 2010, the Company did not have any asset retirement obligations.

THERABIOGEN INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2010 AND 2009

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

Fair Value of Financial Instruments

The carrying amounts reported in the accompanying balance sheets of all financial instruments approximates their fair values because of the immediate or short-term maturity of these financial instruments or comparable interest rates of similar instruments. The Company follows newly issued accounting guidance relating to fair value measurements. This guidance establishes a framework for measuring fair value and expands disclosures about fair value measurements. This guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level 1 -- quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date.

Level 2 -- inputs  other than quoted  prices included  within Level  1 that are  directly  observable  for the asset or liability or  indirectly  observable through  corroboration  with observable  market data.

Level 3 -- unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date.

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the unobservable inputs.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash deposits. At February 28, 2010 and February 28, 2009, the Company had $4,137 and $871, respectively in bank accounts fully insured by the FDIC.  As part of its cash management process, the Company performs periodic evaluations of the relative credit standing of this financial institution. The Company has not experienced any losses in cash balances and does not believe it is exposed to any significant credit risk on its cash.

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

Basic and Diluted Net (Loss) Per Common Share (“EPS”)

Basic net (loss) per share is computed by dividing the net (loss) attributable to the common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted net income per common

THERABIOGEN INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2010 AND 2009

NOTE 2 - SU MMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

share includes the potential dilution that could occur upon exercise of the options and warrants to acquire common stock computed using the treasury stock method which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options and warrants (which were assumed to have been made at the average market price of the common shares during the reporting period).

At February 28, 2010 and February 28, 2009, the Company had issued 32,927,000 and 18,791,000 common shares, after giving retroactive effect to the merger and had 819,000 in outstanding warrants and 825,000 outstanding options at February 28, 2010 compared to 400,000 outstanding warrants and no outstanding options at February 28, 2009.

Income Taxes

The Company accounts for income taxes in accordance with the Financial Accounting Standards Board ASC 740, Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  A valuation allowance is recorded and deducted from deferred tax assets when the deferred tax assets are not expected to be realized based on currently available evidence.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Financial Accounting Standards Board has issued guidance on Accounting for Uncertainty in Income Taxes, FASB ASC 740, Income Taxes which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Management has concluded that the Company has taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance.

When applicable, the Company will include interest and penalties related to uncertain tax positions in income tax expense.

Stock-Based Compensation

The Company adopted SFAS No. 123(revised) (ASC Topics 718 and 505), "Share-Based Payment", to account for its stock options and similar equity instruments issued.  Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period.  Topics  718 and 505 eliminate the option to use  former APB 25’s intrinsic value method of accounting and requires recording expense for stock compensation based on a fair value based method.  These topics also require excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

Operations for the period ended February 28, 2010 include $165,000 of stock-based compensation, arising from the granting of 825,000 options to various consultants of the Company as described in Note 10.

Recent Accounting Pronouncements:

Effective October 15, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) new Accounting Standard Codification (“ASC” or “Codification”) as the single source of authoritative accounting guidance under the Generally Accepted Accounting Principles Topic.  The ASC does not create new accounting and reporting guidance, rather it reorganizes U.S. GAAP pronouncements into approximately 90 topics within a consistent

F10

THERABIOGEN INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2010 AND 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

structure.  All guidance in the ASC carries an equal level of authority.  Relevant portions of authoritative content, issued by the U.S. Securities and Exchange Commission (“SEC”) for SEC reporting entities, have been included in the ASC.  After the effective date of the Codification, all non-grandfathered, non-SEC accounting literature not included in the ASC was superseded and deemed non-authoritative.  Adoption of the Codification also changed how the U.S. GAAP is referenced in financial statements.

In its 2009 financial statements, the Company adopted new guidance to the “Business Combinations Topic” of the FASB ASC Topic 805, which was originally effective for fiscal years ending after November 1, 2008.  This guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The adoption of this guidance had no impact on the financial statements presented.

In April 2009, the FASB issued additional guidance under the “Financial Instruments Topic” of the ASC.  This topic requires disclosure of the carrying amount and the fair value of all financial instruments for interim and annual financial statements of SEC-reporting entities (even if the financial instrument is not recognized in the balance sheet), including the methods and significant assumptions used to estimate the fair values and any changes in such methods and assumptions.  This topic also requires disclosures in summarized financial information in interim financial statements.  The Company adopted this additional guidance in its 2009 financial statements.  The adoption of this additional guidance did not have any impact on the financial statements presented.

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 820, "Fair Value Measurements and Disclosures," which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This guidance also includes provisions for identifying circumstances that indicate a transaction is not orderly. The provisions of this guidance are effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. We adopted the provisions of this guidance during the year ended December 31, 2009 and its impact on our  financial position, cash flows, and results of operations was not significant.

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 825, "Financial Instruments," which amends previous Topic 825 guidance to require disclosures about the fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements. This guidance also amends previous guidance in FASB ASC Topic 270, "Interim Reporting," to require those disclosures in summarized financial information at interim reporting periods. We adopted the provisions of this guidance during the year ended December 31, 2009 and its impact on our disclosures was not significant.

In May 2009, the FASB issued authoritative guidance establishing general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This guidance, which was incorporated into ASC Topic 855, "Subsequent Events," was effective in 2009. The Company adopted ASC Topic 855

In June 2009, the FASB issued authoritative guidance establishing two levels of U.S. generally accepted accounting principles ("GAAP")—authoritative and nonauthoritative—and making the Accounting Standards Codification ("ASC") the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission. This guidance, which was incorporated into ASC Topic 105, "Generally Accepted Accounting Principles," was effective in 2009. The adoption changed certain disclosure references to U.S. GAAP, but did not have any other impact on our  financial statements.

THERABIOGEN INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2010 AND 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 3 – MERGER

On November 13, 2009, the Board of Directors of Kushi Resources, Inc. (the Company) entered into a merger agreement between the Company and the former TheraBiogen, Inc., a Nevada corporation, under which the former TheraBiogen, Inc. would merge into the Company, and the Company would change its corporate name to TheraBiogen, Inc.  The merger and the corporate name change were approved unanimously by the Company's shareholders and was approved by a majority of the shareholders of the former TheraBiogen, Inc. by written consent.  On  December 16, 2009, the Board of Directors of the former TheraBiogen, Inc. approved the merger, obtained  written consent of a  majority of the former TheraBiogen, Inc. shareholders, and then filed a definitive Information Statement with the SEC on Form 14C disclosing the terms of the merger.  The merger transaction closed on January 5, 2010, the effective date of the filing of the Certificate of Merger with the Secretary of State for Nevada.

Under the terms of the Agreement and Plan of Merger, each share of common stock of former TheraBiogen, Inc. issued and outstanding at the time of the merger was converted into one share of the common stock of Kushi Resources, Inc. In  the merger, the Company changed its corporate name to TheraBiogen, Inc. Prior to the merger, The Company completed a 2.6 for 1 forward split of its common stock.  The merger closed on January 5, 2010.

A total of 19,091,000 shares of the Company were issued to the previous shareholders of TheraBiogen, Inc. in the merger.  Each share of common stock of the Company issued and outstanding at the time of the merger remained issued and outstanding after the merger.  There were 5,230,000 shares the Company's common stock issued and outstanding which were forward split on the basis of 2.6 shares of the common stock for each outstanding share of common stock prior to the merger.  As a result of the merger, the capital stock of the merged entity (new TheraBiogen, Inc.) is:

Shareholder	Shares	Percent
Common shares held by former TheraBiogen, Inc. shareholders	19,091,000	58.4
Common shares held by Kushi Resources, Inc. shareholders	13,598,000	41.6
Total post-merger shares	32,689,000	100.0

As a result of the merger and the corporate name change of the Company to TheraBiogen, Inc., the common shares of the Company remained listed for trading on the OTC Bulletin Board under the symbol KUSI, although a new trading symbol TRAB has been approved for use due to the corporate name change.

The purchase consideration was determined by multiplying the 41.6 percent of total post merger shares acquired by former Kushi Resources, Inc. shareholders times the number of former TheraBiogen, Inc. shares outstanding at the time of merger.  This amount of shares was then multiplied by the estimated fair value of $0.0077 per share to arrive at purchase consideration of $61,154.

The acquisition price was allocated to the assets acquired and liabilities assumed based on the estimated fair values with the excess being recorded in goodwill.  The following table summarizes the estimated preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition:

Mineral rights                                                                                     $     7,349
Goodwill                                                                                                  101,183
Accounts payable                                                                                 (47,378)
$  61,154

No pro forma amounts are presented as the impact would not be material.

F12

THERABIOGEN INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2010 AND 2009

NOTE 4 – LICENSE AGREEMENT

In September 2008, 15,300,000 shares of common stock were issued to Nasal Therapeutics, Inc. of Long Beach, California, as part of the license payment for the licensing rights to the THERAMAX products. These shares were valued at $0.144 per share, based on the valuation of the license as agreed with Nasal Therapeutics, Inc. at the time the license was executed. The parties negotiated and agreed on a total value of the license, exclusive of future royalties, equal to $2,353,200, of which $150,000 was represented by the cash payment made, and the balance, $2,203,200, by the 15,300,000 shares of common stock of the Company.

On July 31, 2009, the Company renegotiated the terms of the license agreement, extending the territory to the entire world and the term to 25 years from July 31, 2009, and also received a transfer of all trademark rights to the THERAMAX™ name in exchange for $75,000 of cash, which was paid to Nasal Therapeutics, Inc. by Leaddog in exchange for a note payable.

The following table summarizes the license agreement, net as of February 28, 2010 and 2009:

                                  2010                                    2009

License Agreement                                                             $2,428,200                        $2,353,200
Accumulated amortization                                                     (161,993)                            (58,827)

License agreement, net                                                       $2,266,207                         $2,294,373

NOTE 5 – RELATED PARTY TRANSACTIONS

As described in Note 7, the Company has entered in various loan payable agreements with Leaddog Capital, LP (“Leaddog”), which owns or has the option to acquire shares totaling more than 10 per cent of the Company at February 28, 2010.  The principal balance due Leaddog as of February 8, 2010 and 2009 is  $646,500 and $249,500, respectively, and accrued interest payable to Leaddog is $65,332 and $8,135, respectively.

Pursuant to a consulting agreement with CF Consulting, LLC, a 5% shareholder, the Company is obligated to pay for consulting services in the amount of $10,000 monthly effective January 1, 2010 and $5,000 monthly for the period from September 2008 through December 2009.  The Company also has entered into a rental agreement effective September 2008 wherein the Company pays $550 per month for the use of office space. The Company also pays $2,500 per month for a subcontractor of CF Consulting, Inc. to provide accounting services.  For the years ended February 28, 2010 and 2009, the Company incurred consulting and rent expenses of $113,500 and $27,750 related to CF Consulting, LLC. during the quarter ended February 28, 2010, and the forgiveness of debt in the total amount of $45,320 has been treated as debt forgiveness income in the accompanying financial statements.

All of the Company’s mineral claims are registered in the name of a former president of the Company and pursuant to a trust agreement are held in trust on behalf of the Company.

NOTE 6 - UNPROVED MINERAL PROPERTIES

On January 30, 2006, the Company staked a mineral claim near Atlin, British Columbia, Canada, comprising an area of 410.65 hectares. The Company is required to incur approximately CDN$2,997 ($2,600 US) on or before January 30, 2010 and each year thereafter in exploration expenditures or pay the equivalent sum in cash in lieu of work, in order to retain title to the claims. In January 2008, the Company paid CDN$1,643 ($1,635 US) in cash to the Province of British Columbia, in lieu of work, to retain title to the claims until January 30, 2009 and on January 5, 2009, the Company

THERABIOGEN INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2010 AND 2009

NOTE 6 - UNPROVED MINERAL PROPERTIES  (continued)

registered $12,000 CDN ($11,430 US) in exploration work performed on its unproved mineral properties with the Government of British Columbia, which extend the Company’s title to the claims until January 30, 2012.

NOTE 7 – NOTES PAYABLE

The Company has entered into notes payable agreements with related parties as presented in the table below.  All notes are uncollateralized and require principal and interest to be paid at maturity.

                     Issue                                             Interest                                         Original                                              Current
          Issuer                                          Date                                Term                          Rate                       Balance                                                                    Balance
Leaddog Capital, LP	11/12/2007	22 months	12%	$4,500	$4,500
Leaddog Capital, LP	11/27/2007	3 years	4%	30,000	25,000
Leaddog Capital, LP	1/9/2009	19 months	16%	20,000	20,000
Leaddog Capital, LP	4/9/2009	15 months	16%	15,000	15,000
Leaddog Capital, LP	4/23/2009	2 years	16%	40,000	40,000
Leaddog Capital, LP	Various	2 years	12%	542,000	542,000
					646,500
Less current portion					(272,500)
Long term notes payable					$374,000

Accrued interest as of February 28, 2010 and 2009 was $70,559 and $8,135, respectively.  During the year ended February 28, 2009, the Company converted $5,000 of notes payable and $1,400 of accrued interest into shares of its common stock.

The Company entered into one other note payable agreement for $20,000 with a third party in July 2009.  This unsecured debt is a two year note requiring principal and interest of 12% be paid at maturity.  The balance remained outstanding at February 28, 2010.

The following table represents the scheduled maturities for the fiscal years ending:

February 28, 2011	$272,500
February 29, 2012	329,000
February 28, 2013	75,000
Total	$666,500

NOTE 8 – DEFERRED TAX ASSETS

At February 28, 2010, the Company had net operating loss (NOL) carry-forwards available to offset future taxable income of approximately $1.26 million including approximately $104,000 from Kushi Resources, Inc. at date of the merger. The utilization of the NOL carry-forwards is dependent upon the tax laws in effect at the time the NOL carry-forwards can be utilized. It is also likely that utilization of the NOL carry-forwards are limited based on changes in control from the merger. A valuation allowance of $474,000 (2009 - $128,000) has been recorded against the deferred tax asset due to the uncertainty surrounding its realization caused by the Company’s recurring losses. The NOL carry-forwards will expire from 2020 through 2030.

NOTE 9 - COMMON STOCK

During the fiscal year ended February 28, 2010,  the Company issued a total of 538,000 shares of common stock and 269,000 two-year warrants to acquire common shares at $1.00 per share, for a total of $269,000 in cash.  On January 5, 2010 and described more fully in Note 3, Kushi Resources, Inc. issued 19,091,000 shares to former TheraBiogen, Inc.

FEBRUARY 28, 2010 AND 2009
THERABIOGEN INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2010 AND 2009
NOTE 9 - COMMON STOCK (continued)
shareholders, its own shareholders holding 13,598,000 shares at the time.  As a result of the reverse acquisition, the accounting treatment shows the Company issuing 13,598,000 shares to the former Kushi Resources, Inc. shareholders. Additionally, an entry has been recorded to convert former TheraBiogen’s par value of $0.0001 per share to the Kushi Resources, Inc. par value of $0.001.  The conversion of par value was effected in the financials as of the date of merger on January 5, 2010.  As a result of these transactions, there were 32,927,000 common shares outstanding at February 28, 2010.

NOTE 10 – WARRANTS AND OPTIONS

On September 1, 2008, the Company issued 400,000 warrants expiring on September 1, 2011, exercisable at $0.01.  On October 29, 2009, the Company issued 150,000 warrants expiring on October 29, 2012, 2011, exercisable at $0.01.  From October 2009 through February 2010, the Company issued warrants in connection with subscriptions of its common stock – 1 warrant to buy 1 share for each two shares subscribed.  Under these arrangements, 269,000 warrants expiring three years from issuance were issued and were exercisable at $1.25.

Effective January 6, 2010, the Company granted various individuals and consultants the option to acquire additional shares for a three year period at the closing market price on the date of the merger, which the Company has estimated as $0.20 per share.  The Company estimated the fair value at the grant date based on the Black Scholes option pricing model, using 6% as the risk free rate and 291% as the expected volatility.  Accordingly, the Company recognized $165,000 of consulting expense in the statements of operations and $165,000 of additional paid in capital in the  balance sheets in connection with this issuance.

Information regarding warrants and options to purchase common shares is summarized below:
	Number of Options and Warrants	Weighted Average Exercise Price Per Share
Outstanding at February 29, 2008	-	-
Granted	400,000	$0.01
Cancelled/forfeited	-	-
Expired	-	-
Exercised	-	-
Outstanding at February 28, 2009	400,000	$0.01
Granted	1,244,000	$0.40
Cancelled/forfeited	-	-
Expired	-	-
Exercised	-	-
Outstanding at February 28, 2010	1,644,000	$0.31

The following table summarizes information about outstanding warrants and options for common stock at February 28, 2010:
Range of Exercise	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercised	Average Exercise Price
$0.01	550,000	1.82	n/a	0	n/a
$1.25	269,000	2.74	n/a	0	n/a
$0.20	825,000	2.86	n/a	0	n/a
THERABIOGEN INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2010 and 2009

NOTE 11 - SUBSEQUENT EVENTS

Management has evaluated the effect that subsequent events would have on the financial statements through the date these financial statements were issued on June 17, 2010 and has concluded that, except as noted below, there are no such subsequent events which would have a material effect on these financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERABIOGEN INC.

Date:	June 17, 2010	By:	/s/ Kelly T. Hickel
KELLY T. HICKEL
President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and Director

(Principal Executive Officer and Principal Accounting
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the the Company and in the capacities and on the dates indicated.

Date:	June 17, 2010	By:	/s/ Kelly T. Hickel
KELLY T. HICKEL

                                                                                                                  /s/ Boris Rubizhevsky
                                                                                                                  BORIS RUBIZHEVSKY

                                                                                                                                                                                                                                      /s/ Barry Saxe
                                                                                                                   BARRY SAXE