Form 10-K
TheraBiogen, Inc.
filed 2010-06-17
CIK 1405286

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

The financial statements contained in this Annual Report are the consolidated results of operations and financial position of the consolidated entities as a result of the merger for all periods reported, except that the historical financial statements of TheraBiogen, Inc. have been restated to a fiscal year ended February 28, 2010 to conform with the fiscal year of Kushi Resources, Inc., the surviving entity in the merger.  TheraBiogen, Inc. filed a Form 15 Notice of Termination of its former reporting status with the SEC on March 31, 2010, and we have assumed the former reporting obligations of the old TheraBiogen, Inc., as the survivor in the merger.

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

Business model

Over the next 6 months, we expect to launch two homeopathic nasal sprays into the United States over-the-counter market. We are launching THERAMAX™ Cold and Flu Relief and THERAMAX™ Allergy Relief in the second half of this year. We have identified and contracted with manufacturers for the products, and have designed packaging materials. On June 26, 2009, TheraBiogen, Inc. entered into a marketing, sales and distribution agreement with Elias Shaker Company for distribution of THERAMAX™ products.  We are in the final stages of approval of THERAMAX™ Cold Relief by several major retailers for introduction into their retail stores this season. We have received vendor numbers in four of those retailers.

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

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to our unaudited financial statements included in this Annual Report on Form 10-K.

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

FINANCIAL INFORMATION ABOUT MARKET SEGMENTS.

The Company is now primarily engaged in the business of developing, manufacturing and the marketing of the TheraMax™ products in the U.S. and Canada, a single market segment.  All material information regarding the activities of the Company is reflected in the consolidated financial statements included in this report.

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

ITEM 3.  LEGAL PROCEEDINGS

There are no legal proceedings pending, or to the best knowledge of management threatened against the Company; however, certain directors, former directors and other parties received copies of a letter dated April 27, 2010 from a law firm purporting to represent an unnamed party claiming to have had a common stock interest in Terra Trema, Inc., the predecessor by name change to the former TheraBiogen, Inc., arising some time prior to 2004.  The letter was nor addressed to or sent to the Company, and made no specific claims or demands on the Company other than an indefinite stock interest.   The Company has retained legal counsel who has responded to the letter and does not believe that the claims made in the letter represent a material threat or material claim against the Company or its business activities.

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

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The financial summaries that follow present the consolidated results of operations of TheraBiogen, Inc. for the periods presented, as a result of the merger between the former TheraBiogen, Inc. and Kushi Resources, Inc. effective January 5, 2010. The consolidated results of operations for TheraBiogen, Inc. reflect the former Kushi Resources, Inc. fiscal year end of the last day of February, which differed from that of the former TheraBiogen, Inc. year end of December 31, 2009.  Accordingly, the amounts shown from the audited consolidated financials reflect the financial position and results of operations as of and for the years ended February 28, 2010 and 2009.

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

Material Weaknesses

Lack of Effective Corporate Governance Policies and Procedures. We do not have effective policies regarding the independence of or directors and do not have independent directors. The lack of independent directors means that there is no effective review, authorization, or oversight of management or management’s actions by persons that were not involved in approving or executing those actions. This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

F-

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

There were no transactions, or series of transactions, for the years ended February 28, 2010 or 2009, nor are there any currently proposed transactions, or series of transactions, to which the Company is a party, in which the amount exceeds $60,000, and in which to the knowledge of the Company any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest, except as noted above.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed in each of the fiscal years ended February 28, 2010 and 2009 for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's previously filed Forms 10-Q for services that are normally provided by the accountant in connection with  statutory and regulatory filings or engagements for those fiscal years, were  $21,763 and $10,875, respectively, and were approved by the Board of Directors.

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

*3.2            By-laws

*10.1            License Agreement dated July 22, 2008 between the Company and Nasal  Therapeutics, Inc.

*10.3           Amendment to License Agreement with Nasal Therapeutics, Inc.

*10.2                      Consulting Agreement dated November 2009 between the Company and FSR, Inc.

*      Previously filed.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Certified Public Accounting Firm............F-1
Consolidated Balance Sheets as of December 31, 2008 and 2007....................F-2
Consolidated Statements of Operations for the years ended February 28, 2010 and 2009 and cumulative from inception in November 2005 .........F-3
Consolidated Statements of Changes in Stockholders' Equity (Deficit) from inception in April, 2000 to
February 28, 2010..................F-4
Consolidated Statements of Cash Flows for the years ended February 28, 2010 and 2009 and cumulative from inception in November 2005..............F-5
Notes to Consolidated Financial Statements ..................................F-6

Item 8.                      FINANCIAL INFORMATION
Item 1.  Financial Statements.
Report of Independent Registered Public Accounting Firm

To The Board of Directors
TheraBiogen, Inc.

We have audited the accompanying consolidated balance sheets of TheraBiogen, Inc., a development stage company, as of February 28, 2010 and 2009, and the related consolidated statements of operations, stockholders equity and cash flows the years then ended and for the period from April 26, 2000 (inception) to February 28, 2010. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in the development stage, has had minimal operations to-date, and has an accumulated deficit and negative working capital. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, the Company changed its fiscal year end from December 31, as reported in its previously issued financial statements, to the last day of February

/s/ Berman Hopkins Wright & LaHam, CPAs and Associates, LLP

Winter Park, Florida
June 16, 2010

F-

THERABIOGEN, INC.
(A DEVELOPMENT STAGE COMPANY)
    CONSOLIDATED BALANCE SHEETS

	February 28,		February 28,
	2010		2009
ASSETS
Current assets:
Cash and cash equivalents	$4,137		$871
Deposits	13,270		--
Interest receivable-related partner	411		--
Inventory	877		--
Note receivable – related party	10,000		--
Total current assets	28,695		871
Other assets:
License, net of amortization of $161,993 and $58,827	2,266,207		2,294,373
Mineral rights	7,349		--
Goodwill	101,183		--
Total other assets	2,374,739		2,294,373
Total assets	$2,403,434		$2,295,244
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities:
Accounts payable (including $2,500 and $ 5,000 payable to related party)	$89,385		$20,275
Accrued interest-related parties	70,559		8,135
Payroll taxes payable	9,905		--
Notes payable-related parties-current portion	272,500		229,500
Total current liabilities	442,349		257,910
Long term liabilities:
Notes payable-related parties	374,000		20,000
Notes payable	20,000		--
Warrant liability	238		--
Total long-term liabilities	394,238	■	20,000
Total Liabilities	836,587		277,910
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 150,000,000 shares authorized, 32,927,500
and 18,791,000 shares issued at February 28, 2010 and 2009	32,927		1,880
Additional paid-in capital	2,689,422		2,225,315
Deficit accumulated during the development stage	(1,155,502)		(209,861)
Total stockholders’ equity	1,566,847		2,017,334
Total liabilities and stock holders’ equity	$2,403,434		$2,295,244

The accompanying notes are an integral part of these consolidated financial statements

F-

THERABIOGEN, INC.
A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(AUDITED)

For the years ended	Cumulative from
February 28,	inception in
2010 2009	April 2000

INCOME	$411	$--	$10,864
EXPENSES
General and administrative:
Amortization	103,166	58,827	161,993
Bank fees	3,104	210	3,304
Consulting	484,194	79,040	586,851
Computer and Internet expenses	19,012	--	19,012
Insurance	67,430	--	67,430
Licenses and permits	4,603	1,750	8,753
Marketing and sales	77,508	--	77,508
Office expense	6,391	--	6,391
Payroll expense	31,146	--	31,146
Professional expenses	39,495	37,125	76,620
Rent	17,150	3,250	22,550
Testing	17,425	--	17,425
Other expenses	13,004	569	15,424
Total expenses	883,628	180,771	1,094,407
INCOME (LOSS) FROM OPERATIONS	(883,217)	(180,771)	(1,083,543)
Other income and expenses:
Interest expense-related party	62,424	9,535	71,959
Total other income and expenses	(62,424)	(9,535)	(71,959)
NET INCOME (LOSS) BEFORE INCOME TAX	(945,641)	(190,306)	(1,155,502)
Provision for income tax	--	--	--
NET INCOME (LOSS)	$(945,641)	$(190,306)	$(1,155,502)

Net loss per share- basic	$(0.05)	$(0.02)	$(0.18)
Net loss per share-diluted	$(0.04	$(0.02)	$(0.18)

Weighted average common shares outstanding
Basic	20,907,586	10,694,104	6,444,646
Diluted	21,550,463	10,892,478	6,545,649

The accompanying notes are an integral part of these consolidated financial statements

F-

THERABIOGEN, INC. (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY (DEFICIT)

				Additional	Accumulated
Common	Stock	Preferred	Stock	Paid-in	From
Shares	Amount	Shares	Amount	Capital	inception	Total
#		$ #	$ $	$	$

Balance at 4-26-2000	--	--	--	--	--	--	--
Stock issued for cash	1,200,000	120	--	--	1,380	--	1,500
Stock issued for services	600,000	60	--	--	540	--	600
Stock issued for cash	90,000	9	--	--	2,546	--	2,555
Net loss	--	--	--	--	--	(2,780)	(2,780)
Balances at 2-28-2001	1,890,000	189	--	--	4,466	(2,780)	1.878
Stock issued for cash	5,000	1	--	--	149	--	150
Net loss	--	--	--	--	--	(6,479)	(6,479)
Balances at 2-28-2002	1,895,000	190	--	--	4,615	(9,259)	(4,454)
Net loss	--	--	--	--	--	(8,499)	(8,499)
Balances at 2-28-2003	1,895,000	190	--	--	4,615	(17,758)	(12,953)
Balances at 2-28-2004	1,895,000	190	--	--	4,615	(17,758)	(12,953)
Contributed capital	--	--	--	--	5,000	--	5,000
Net loss	--	--	--	--	--	(5,000)	(5,000)
Balances at 2-28-2005	1,895,000	190	--	--	9,615	(22,758)	(12,953)
Cancellation of stock	(1,800,000)	(180)	--	--	180	--	--
Stock issued for debt	--	--	135,000	14	5,986	--	6,000
Stock issued for debt	750,000	75	--	--	1,675	--	1,750
Conversion of preferred	1,350,000	135	(135,000)	(14)	(121)	--	--
Net income	--	--	--	--	--	5,203	5,203
Balances at 2-28-2006	2,195,000	220	--	--	17,335	(17,555)	--
Net loss	--	--	--	--	--	(1,000)	(1,000)
Balances at 2-28-2007	2,195,000	220	--	--	17,335	(18,555)	(1,000)
Net loss	--	--	--	--	--	(1,000)	(1,000)
Balances at 2-29-2008	2,195,000	220	--	--	17,335	(19,555)	(2,000)
Stock issued for license	15,300,000	1,530	--	--	2,201,670	--	2,203,200
Stock issued for services	400,000	40	--	--	--	--	40
Stock issued for debt	896,000	90	--	--	6,310	--	6,400
Net loss	--	--	--	--	--	(190,306)	(190,306)
Balances at 2-28-2009	18,791,000	1,880	--	--	2,225,315	(209,861)	2,017,334
Stock issued for acquisition	13,598,000	1,341	--	--	59,813	--	61,154
Conversion of equity	--	29,168	--	--	(29,168)	--	--
Stock options issued	--	--	--	--	165,000	--	165,000
Stock issued for cash	300,000	300	--	--	149,700	--	150,000
Stock issued for cash	238,000	238	--	--	118,762	--	119,000
Net loss	--	--	--	--	--	(945,641)	(855,845)
Balances 2-28-2010	32,927,000	32,927	--	--	2,689,422	(1,155,502)	1,566,847

The accompanying notes are an integral part of these interim financial statements

F-

THERABIOGEN, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                                     For the year                     Cumulative
                                   ended February 28,          from inception
                                               2010                     2009        in April 2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(945,641)	$(190,306)	$(1,155,502)
Adjustments to reconcile net loss to net cash used by operating activities
Amortization expense	103,166	58,820			161,993
Stock options issued for services	165,000	--			165,000
Stock issued for services	--	40			8,390
Changes in assets and liabilities
Increase in interest receivable	(411)	-			(411)
Increase in inventory	(877)	--			(877)
Increase in deposits	(13,270)	--			(13,270)
Increase in accounts payable and accrued expenses	21,732	18,275			42,007
Increase in accrued interest payable	62,424	9,535			71,959
Increase in payroll liabilities	9,905	--			9,905
Increase in warranty liability	238	--			238
NET CASH USED IN OPERATING ACTIVITIES	(597,734)	(103,629)			(710,568)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of License	--	(150,000)		(225,000)
Loan to related party	(10,000)	--			(10,000)
NET CASH USED BY INVESTING ACTIVITIES	(10,000)	(150,000)			(235,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	269,000	--			273,205
Proceeds from capital contribution	--	--			5,000
Proceeds from notes payable-related parties	342,000	224,500			676,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	611,000	224,500			949,705

NET CASH INCREASE (DECREASE) FOR PERIOD	3,266	(29,129)			4,137
CASH AT BEGINNING OF PERIOD	871	30,000			--
CASH AT END OF PERIOD	$4,137	$871	$4,137

SUPPLEMENTAL CASH FLOW INFORMATION
Noncash transaction –issuance of common stock for debt	$--	$5,000	$5,000
Noncash transaction –issuance of common stock for accrued interest	$--	$1,400	$1,400
Noncash transaction –issuance of common stock in exchange for Kushi Resources, Inc.	$61,154	$--	$61,154
Noncash transaction –issuance of debt in exchange for intangible asset	$75,000	$--	$75,000
Noncash transaction –issuance of common stock in exchange for intangible asset	$--	$--	$2,203,200
Interest paid	$--	$--	$--
Income taxes paid	$--	$--	$--
The accompanying notes are an integral part of these financial statements
THERABIOGEN INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

Basis of Presentation

The accompanying audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for annual financial information and the instructions to Form 10-K. In the opinion of management, the financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position, as of February 28, 2010 and 2009, and its results of operations and cash flows for the years ended February 28, 2010 and 2009.  As described in Note 3, effective January 5, 2010, the former TheraBiogen, Inc. merged into Kushi Resources, Inc., and Kushi Resources, Inc. changed its corporate name to TheraBiogen, Inc.  For accounting purposes, this transaction was treated as an acquisition of Kushi Resources, Inc. and a recapitalization of the former TheraBiogen, Inc.  The former TheraBiogen, Inc. is the accounting acquirer and the results of its operations carryover. Accordingly, the operations of Kushi Resources, Inc. are not carried over.

The consolidated financial statements of the Company include its wholly owned subsidiary for a portion of the periods indicated, based on the date the Company acquired majority-voting control.  All significant intercompany balances and transactions among consolidated entities have been eliminated.

Exploration Stage

The Company has not produced any revenues from its principal business and was an exploration stage company as defined by FASB ASC Topic 271-10-S99 at February 28, 2010. In an exploration stage company, management devotes most of its time to conducting exploratory work and developing its business.

THERABIOGEN INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2010 AND 2009

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (continued)

Going Concern

The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage company, has incurred significant net losses and negative cash flows from operations since inception, and requires debt financing to fund operations. Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures over the next twelve months.

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

These consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities or other adjustments that may be necessary should the Company not be able to continue as a going concern. These factors create substantial doubt about the Company’s ability to continue as a going concern. The consolidated  financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all amounts on deposit with financial institutions and highly liquid investments with maturities of 90 days or less to be cash equivalents. At February 28, 2010, the Company did not have any cash equivalents.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with FASB ASC Topic 830 (SFAS 52) Foreign Currency Translation, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. During the quarter ended February 28, 2010, the Company incurred no foreign currency losses. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

THERABIOGEN INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
THERABIOGEN INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash deposits. At February 28, 2010 and February 28, 2009, the Company had $4,137 and $871, respectively in cash that was not insured. As part of its cash management process, the Company performs periodic evaluations of the relative credit standing of this financial institution. The Company has not experienced any losses in cash balances and does not believe it is exposed to any significant credit risk on its cash.

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

At February 28, 2010 and February 28, 2009, the Company had issued 32,927,000 and 24,021,000 common shares, after giving retroactive effect to the merger and had 938,000 and 400,000 outstanding options or warrants at February 28, 2010 and February 28, 2009.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment (SFAS 123(R)), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) was

THERABIOGEN INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

Recent Accounting Pronouncements:

Effective October 15, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) new Accounting Standard Codification (“ASC” or “Codification”) as the single source of authoritative accounting guidance under the Generally Accepted Accounting Principles Topic.  The ASC does not create new accounting and reporting guidance, rather it reorganizes U.S. GAAP pronouncements into approximately 90 topics within a consistent structure.  All guidance in the ASC carries an equal level of authority.  Relevant portions of authoritative content, issued by the U.S. Securities and Exchange Commission (“SEC”) for SEC reporting entities, have been included in the ASC.  After the effective date of the Codification, all non-grandfathered, non-SEC accounting literature not included in the ASC was superseded and deemed non-authoritative.  Adoption of the Codification also changed how the U.S. GAAP is referenced in financial statements.

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

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 820, "Fair Value Measurements and Disclosures," which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This guidance also includes provisions for identifying circumstances that indicate a transaction is not orderly. The provisions of this guidance are effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. We adopted the provisions of this guidance during the year ended December 31, 2009 and its impact on our consolidated financial position, cash flows, and results of operations was not significant.

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 825, "Financial Instruments," which amends previous Topic 825 guidance to require disclosures about the fair value of financial instruments for interim

THERABIOGEN INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

In May 2009, the FASB issued authoritative guidance establishing general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This guidance, which was incorporated into ASC Topic 855, "Subsequent Events," was effective in 2009. The Company adopted ASC Topic 855

In June 2009, the FASB issued authoritative guidance establishing two levels of U.S. generally accepted accounting principles ("GAAP")—authoritative and nonauthoritative—and making the Accounting Standards Codification ("ASC") the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission. This guidance, which was incorporated into ASC Topic 105, "Generally Accepted Accounting Principles," was effective in 2009. The adoption changed certain disclosure references to U.S. GAAP, but did not have any other impact on our consolidated financial statements.

NOTE 3 – MERGER

On November 13, 2009, the Board of Directors of Kushi Resources, Inc. (“Registrant”) approved a merger agreement between Registrant and the former TheraBiogen, Inc., a Nevada corporation, under which the former TheraBiogen, Inc. would merge into Registrant, and Registrant would change its corporate name to TheraBiogen, Inc.  The merger and the corporate name change were approved unanimously by  Registrant's shareholders and was approved by a majority of the shareholders of the former TheraBiogen, Inc. by written consent.  On  December 16, 2009, the Board of Directors of the former TheraBiogen, Inc. approved the merger, obtained  written consent of a  majority of the former TheraBiogen, Inc. shareholders, and then filed a definitive Information Statement with the SEC on Form 14C disclosing the terms of the merger.  The merger transaction closed on January 5, 2010, the effective date of the filing of the Certificate of Merger with the Secretary of State for Nevada.

Under the terms of the Agreement and Plan of Merger, each share of common stock of former TheraBiogen, Inc. issued and outstanding at the time of the merger was converted into one share of the common stock of Kushi Resources, Inc. In  the merger, Registrant changed its corporate name to TheraBiogen, Inc. Prior to the merger, Registrant completed a 2.6 for 1 forward split of its common stock.  The merger closed on January 5, 2010.

A total of 19,091,000 shares of Registrant were issued to the previous shareholders of TheraBiogen, Inc. in the merger.  Each share of common stock of Registrant issued and outstanding at the time of the merger remained issued and outstanding after the merger.  There were 5,230,000 shares Registrant's common stock issued and outstanding which were forward split on the basis of 2.6 shares of the common stock for each outstanding share of common stock prior to the merger.  As a result of the merger, the capital stock of the merged entity (new TheraBiogen, Inc.) is:

Shareholder	Shares	Percent
Common shares held by former TheraBiogen, Inc. shareholders	19,091,000	58.4
Common shares held by Kushi Resources, Inc. shareholders	13,598,000	41.6
Total post-merger shares	32,689,000	100.0

As a result of the merger and the corporate name change of Registrant to TheraBiogen, Inc., the common shares of Registrant remained listed for trading on the OTC Bulletin Board under the symbol KUSI, although a new trading symbol TRAB has been approved for use due to the corporate name change.

The purchase consideration was determined by multiplying the 41.6 percent of total post merger shares acquired by former Kushi Resources, Inc. shareholders times the number of former TheraBiogen, Inc. shares outstanding at the time
THERABIOGEN INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2010 and 2009

NOTE 3 – MERGER (continued)

of merger.  This amount of shares was then multiplied by the estimated fair value of $0.0077 per share to arrive at purchase consideration of $61,154.

The acquisition price was allocated to the assets acquired and liabilities assumed based on the estimated fair values with the excess being recorded in goodwill.  The following table summarizes the estimated preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition:.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

All of the Company’s mineral claims are registered in the name of a former president of the Company and pursuant to a trust agreement are held in trust on behalf of the Company (see Note 5).

At February 28, 2010 and February 28, 2009 the Company was indebted to its former president in the amounts of $0 and $381, respectively.

During the quarter ended February 28, 2010, the former officers and directors, as well as certain shareholders, agreed, as part of the transfer of control of the Company reported on Form 14f filed with the SEC on February 28, 2010, to forgive certain indebtedness owed to them by the Company, and also agreed to pay certain outstanding payables due as of February 28, 2010.  The payment of the accounts payable was treated as a contribution to capital when completed during the quarter ended February 28, 2010, and the forgiveness of debt in the total amount of $45,320 has been treated as debt forgiveness income in the accompanying financial statements.

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

NOTE 6 - COMMON STOCK

During the fiscal year ended February 28, 2010, the Company issued 8,368,000 shares of common stock to effect the 2.6 for 1 forward split of the 5,230,000 shares of common stock of Kushi Resources, Inc. then outstanding.  The Company also issued a total of 538,000 shares of common stock and 269,000 two-year warrants to acquire common shares at $1.00 per share, for a total of $269,000 in cash.  As a result, there were 32,927,500 common shares outstanding at February 28, 2010.

THERABIOGEN INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2010 and 2009

 NOTE 8 - SUBSEQUENT EVENTS

Management has evaluated the effect that subsequent events would have on the financial statements through the date these financial statements were issued on June 16, 2010 and has concluded that, except as noted below, there are no such subsequent events which would have a material effect on these financial statements.

During April and May, 2010, the Company has received vendor numbers from a number of major retail chain operations and anticipates receiving orders from these retail chains for the placement of the TheraMax™ product line in the stores, beginning in the summer.

F-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERABIOGEN INC.

Date:	June 16, 2010	By:	/s/ Kelly T. Hickel
KELLY T. HICKEL
President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and Director

(Principal Executive Officer and Principal Accounting
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	June 16, 2010	By:	/s/ Kelly T. Hickel
KELLY T. HICKEL

    /s/ Boris Rubizhevsky
   BORIS RUBIZHEVSKY

                                                                               /s/ Barry Saxe
   BARRY SAXE