Form 10-Q
period 2010-05-31
TheraBiogen, Inc.
filed 2010-07-20
CIK 1405286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended May 31, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

COMMISSION FILE NUMBER 000-53008

THERABIOGEN, INC.

(Exact name of registrant as specified in its charter)

NEVADA	98-0559606
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1365 N. Courtenay Parkway, Suite A	32953
Merritt Island, FL
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s. 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                                                                                 [x] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                                                                                                                                                                                                           [ ]Yes  [x ] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of July 10, 2010, we had 34,986,000 shares of common stock outstanding.

 i

PART I.
ITEM 1. FINANCIAL INFORMATION
   THERABIOGEN, INC.
(A Development Stage Company)
                                              BALANCE SHEETS
ASSETS

	May 31, 2010	February 28, 2010
CURRENT ASSETS	(unaudited)
Cash and cash equivalents	$10,151	$4,137
Deposits	-	13,270
Employee advances	35,000	-
Interest receivable - related party	713	411
Inventory	25,265	877
Note receivable - related party	10,000	10,000
Total Current Assets	81,129	28,695

OTHER ASSETS
License, net of amortization of $185,195 and $161,993	2,243,005	2,266,207
Mineral rights	7,349	7,349
Goodwill	101,183	101,183
Total Other Assets	2,351,537	2,374,739

TOTAL ASSETS	$2,432,666	$2,403,434

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$85,186	$89,623
Accrued interest	3,164	1,006
Accrued interest - related parties	89,991	69,553
Payroll taxes payable	18,007	9,905
Notes payable - current portion, net of discount of 16,807	133,193	-
Notes payable-related parties - current portion	272,500	272,500
Total Current Liabilities	602,041	442,587

LONG-TERM LIABILITIES
Notes payable	20,000	20,000
Notes payable-related parties	388,107	374,000
Total Long-Term Liabilities	408,107	394,000

Total Liabilities	1,010,148	836,587

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value. 150,000,000 shares authorized, 34,586,000 and	34,586	32,927
32,927,500 shares issued and outstanding at May 31, 2010 and February 28, 2010
Additional paid-in capital	3,405,596	2,689,422
Deficit accumulated during the development stage	(2,017,664)	(1,155,502)
Total stockholders' equity	1,422,518	1,566,847

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,432,666	$2,403,434

See accompanying notes to financial statements.

THERABIOGEN, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter ended May 31, 2010	Quarter ended May 31, 2009	Inception to Date
REVENUE
Interest income	$302	$-	$11,166
Total Revenue	302	0	11,166

OPERATING EXPENSES
General and administrative
Amortization	23,202	29,415	185,195
Bank fees	1,830	404	5,134
Consulting	711,149	29,500	1,298,000
Computer and internet expense	5,949	-	24,961
Insurance	21,908	2,169	89,338
Licenses and permits	7,275	300	16,028
Marketing and sales	11,500	21,896	89,008
Office expense	4,216	57	10,607
Payroll expense	33,935	-	65,081
Professional expenses	6,325	6,534	82,945
Rent	1,650	1,650	24,200
Testing	2,525	-	19,950
Other expenses	4,378	-	19,802

Total Operating Expenses	835,842	91,925	1,930,249

INCOME (LOSS) FROM OPERATIONS	(835,540)	(91,925)	(1,919,083)
Other income and expenses:
Interest expense	6,184	-	7,190
Interest expense - related parties	20,438	7,023	91,391
Total other income and expenses	26,622	7,023	98,581

INCOME (LOSS) BEFORE INCOME TAX
Provision for income tax	-	-	-
NET INCOME (LOSS)	$(862,162)	$(98,948)	$(2,017,664)

Earnings per share
Basic	$(0.02)	$(0.01)
Diluted	$(0.02)	$(0.01)

Weighted Average shares
Basic	33,918,739	18,791,000
Diluted	35,626,543	19,191,000

 See accompanying notes to financial statements

THERABIOGEN, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarter ended	Quarter ended	From
	May 31,	May 31,	inception
	2010	2009	To date
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(862,162)	$(98,948)	$(2,017,664)
Adjustments to reconcile to net cash
used by operating activities:
Amortization expense	27,228	29,415	189,221
Stock options issued for services	530,000	-	695,000
Stock options issued for services	-	-	8,390
Changes in assets and liabilities
Interest receivable	(302)	-	(713)
Inventory	(24,388)	-	(25,265)
Deposits	13,270	-	-
Accounts payable and accrued expenses	(4,437)	7,420	37,808
Accrued interest payable	22,596	7,023	94,555
Payroll taxes payable	8,102	-	18,007

Net cash used by operating activities	(290,093)	(55,090)	(1,000,661)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of license	-	-	(150,000)
Advance to employee	(35,000)		(35,000)
Loan to related party	-	-	(10,000)
Net cash used by investing activities	(35,000)	-	(195,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from issuance of common stock	167,000	-	434,205
Proceeds from capital contribution	-	-	5,000
Proceeds from notes payable	150,000	-	170,000
Payment of note payable-related party	(6,000)		(6,000)
Proceeds from notes payable - related parties	20,107	65,000	596,607
Net cash provided by investing activities	331,107	65,000	1,205,812

Net increase (decrease) in cash	6,014	9,910	10,151

Cash and cash equivalents, beginning of period	4,137	871	-

Cash and cash equivalents, end of period	$10,151	$10,781	$10,151

SUPPLEMENTAL CASH FLOW INFORMATION
Noncash transaction - issuance of common stock
in exchange for debt	$-	$-	$11,000
Noncash transaction - issuance of common stock
in exchange for accrued interest	$-	$-	$1,400
Noncash transaction - issuance of common stock
in exchange for Kushi Resources, Inc.	$-	$-	$61,154

Noncash transaction - issuance of debt
in exchange for intangible asset	$-	$-	$75,000
Noncash transaction - issuance of common stock
in exchange for intangible asset	$-	$-	$2,203,200
Noncash transaction – debt discount credited to equity	$20,833	$-	$20,833
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to financial statements.

THERABIOGEN, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2010 AND 2009

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

The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable. The Company had not commenced significant operations as of May 31, 2010, and was considered an Exploration Stage Company, as defined by SEC Industry Guide 7, and follows FASB ASC Topic 270-10-599 (SFAS 7) Accounting and Reporting by Development Stage Enterprises, where applicable.

In these notes, the terms Company, we, us, or our mean TheraBiogen, Inc., formerly Kushi Resources, Inc., the surviving entity in the merger.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for annual financial information and the instructions to Form 10-Q. In the opinion of management, the financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position, as of May 31, 2010 and 2009, and its results of operations and cash flows for the quarters ended May 31, 2010 and 2009.  As described in Note 3, effective January 5, 2010, the former TheraBiogen, Inc. merged into Kushi Resources, Inc., and Kushi Resources, Inc. changed its corporate name to TheraBiogen, Inc.  For accounting purposes, this transaction was treated as an acquisition of Kushi Resources, Inc. and a recapitalization of the former TheraBiogen, Inc.  The former TheraBiogen, Inc. is the accounting acquirer and the results of its operations carryover. Accordingly, the operations of Kushi Resources, Inc. are not carried over.

The Company uses the last day of February as its fiscal year end, and the basis for which these financial statements are presented.  This represents a change from the fiscal year end of December 31 as used by the former TheraBiogen in its previously issued financial statements.

Exploration and Development Stage

The Company has not produced any revenues from its principal business and was an exploration stage company as defined by FASB ASC Topic 271-10-S99 at May 31, 2010. In an exploration stage company, management devotes most of its time to conducting exploratory work and developing its business.

THERABIOGEN, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2010 AND 2009

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all amounts on deposit with financial institutions and highly liquid investments with maturities of 90 days or less to be cash equivalents. At May 31, 2010, the Company did not have any cash equivalents.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with FASB ASC Topic 830 (SFAS 52) Foreign Currency Translation, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. During the quarter ended May 31, 2010, the Company incurred no foreign currency losses. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

THERABIOGEN, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2010 AND 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive Income (Loss)

Comprehensive Income (loss) reflects changes in equity that results from transactions and economic events from non-owner sources. At May 31, 2010 and May 31, 2009, the Company has no items that represent a comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in these unaudited financial statements.

Inventory

Inventory at May 31, 2010 consists of bottles and spray tops purchased from a third party supplier and delivered to the Company’s contract manufacturer of the TheraMax™ products to be used in the final packaging of the products for distribution.  Inventory is carried at the lower of cost or market on a first in, first out basis.

iMineral Property Costs

Kushi Resources, Inc. has been in the exploration stage since its inception on October 3, 2005 and has not yet realized any revenues from its planned operations. It was primarily engaged in the acquisition and exploration of mining properties as of May 31, 2010. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred. The Company assesses the carrying costs for impairment under FASB ASC Topic 350-30 (SFAS No. 144), Accounting for Impairment or Disposal of Long Lived Assets at each fiscal quarter end.  An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value.

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

THERABIOGEN, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2010 AND 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Asset Retirement Obligations

FASB ASC Topic 410-10 (SFAS 143), Accounting for Asset Retirement Obligations addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Specifically, Topic 410-10 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and subsequently allocated to expense over the asset’s useful life. At May 31, 2010, the Company did not have any asset retirement obligations.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash deposits. At May 31, 2010 and February 28, 2010, the Company had $4,137 and $10,781, respectively in bank accounts fully insured by the FDIC.  As part of its cash management process, the Company performs periodic evaluations of the relative credit standing of this financial institution. The Company has not experienced any losses in cash balances and does not believe it is exposed to any significant credit risk on its cash.

THERABIOGEN, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2010 AND 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Operations for the period ended May 31, 2010 include $530,000 of stock-based compensation, arising from the granting of 1,325,000 common shares to various consultants of the Company as described in Note 6.

THERABIOGEN, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2010 AND 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements:

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 ("ASU 2010-09"), "Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements," which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC's requirements. All of the amendments in this update are effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to be consistent with the May 31, 2010 presentation.

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

As a result of the merger and the corporate name change of the Company to TheraBiogen, Inc., the common shares of the Company remained listed for trading on the OTC Bulletin Board under the symbol KUSI, although a new trading symbol TRAB has been approved for use due to the corporate name change. During the quarter ended May 31, 2010, the Company changed its trading symbol to "TRABE".

THERABIOGEN, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2010 AND 2009

NOTE 3 – MERGER (continued)

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
                                $61,154

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

The following table summarizes the license agreement, net as of May 31, 2010 and February 28, 2010:

     May 31, 2010                                 February 28, 2010
License Agreement                                                                                         $2,428,200                                                 $2,428,200
Accumulated amortization                                                                            (185,195)                                                   (161,993)
License agreement, net                                                                                  $2,243,005                                 $2,266,207

NOTE 5 – RELATED PARTY TRANSACTIONS

As described in Note 7, the Company has entered in various loan payable agreements with Leaddog Capital, LP (“Leaddog”), which owns or has the option to acquire shares totaling more than 10 per cent of the Company at May 31, 2010.  The principal balance due Leaddog as of May 31, 2010 and 2009 is  $646,500 and $249,500, respectively, and accrued interest payable to Leaddog is $65,332 and $8,135, respectively.

Pursuant to a consulting agreement with CF Consulting, LLC, a 5% shareholder, the Company is obligated to pay for financial and legal consulting services in the amount of $10,000 monthly effective January 1, 2010 .  The Company also has entered into a rental agreement effective September 2008 wherein the Company pays $550 per month for the use of office space. The Company also pays $5,000 per month for a subcontractor of CF Consulting, Inc. to provide accounting services.  For the quarters ended May 31, 2010 and 2009, the Company incurred consulting and rent expenses of $113,500 and $27,750, respectively, related to CF Consulting, LLC.

The Company also has a consulting agreement with FSR, Inc., a shareholder of the Company, to provide the services of Kelly T. Hickel as Chairman and CEO of the Company.  FSR, Inc. is entitled to receive $10,000 per  month under the

THERABIOGEN, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2010 AND 2009

NOTE 5 – RELATED PARTY TRANSACTIONS (continued)

agreement, commencing in November, 2010. As of May 31, 2010, FSR, Inc. had been advanced an additional $35,000 in excess of the monthly payment amounts, which is reported as Employee advances in the accompanying financial statements.

All of the Company’s mineral claims are registered in the name of a former president of the Company and pursuant to a trust agreement are held in trust on behalf of the Company.

NOTE 6 - UNPROVED MINERAL PROPERTIES

On January 30, 2006, the Company staked a mineral claim near Atlin, British Columbia, Canada, comprising an area of 410.65 hectares. The Company was required to incur approximately CDN$2,997 ($2,600 US) on or before January 30, 010 and each year thereafter in exploration expenditures or pay the equivalent sum in cash in lieu of work, in order to retain title to the claims. In January 2008, the Company paid CDN$1,643 ($1,635 US) in cash to the Province of British Columbia, in lieu of work, to retain title to the claims until January 30, 2009 and on January 5, 2009, the Company registered $12,000 CDN ($11,430 US) in exploration work performed on its unproved mineral properties with the Government of British Columbia, which extend the Company’s title to the claims until January 30, 2012. As of May 31, 2010 and February 28, 2010, the Company reported $7,349 in mineral rights.

NOTE 7 – NOTES PAYABLE

The Company has entered into notes payable agreements with related parties totaling $660,607.  There are an additional $170,000 in notes payable to unrelated parties at May 31, 2010. All notes are uncollateralized and require principal and interest to be paid at maturity.

During the quarter ended May 31, 2010, the Company issued six promissory notes totaling $150,000 to unrelated parties.  All of the notes bear interest at 12 percent per annum, with interest and principal payable at maturity, which is six months from the date of issue.  The notes have no conversion feature. Relating to $125,000 of the notes payable, the Company also agreed to issue one share of common stock for each $2.00 of principal amount borrowed, a total of 62,500 shares. The shares have not yet been issued. A discount of $20,833, based on the estimated fair value of the shares at $0.40 per share was recorded as a reduction of debt and increase to additional paid in capital. This discount will be amortized over the life of the loans using the straight line method which approximates the effective interest method. During the quarter ended May 31, 2010, the Company amortized $4,026 of the discount to interest expense.

During the quarter ended May 31, 2010, the Company also issued two promissory notes to a related party in the amounts of $16,107 and $4,000.  Both notes have seven month terms, are unsecured, bear interest at 16 percent per annum, and have all interest accrued and paid at maturity.  There is no conversion feature in either note.

Of  its notes payable – related parties, $605,500 of the notes are convertible debentures, convertible anytime during the outstanding term of the debt, and will automatically convert to shares at maturity if not repaid in cash.  Conversion rates and convertible shares are as follows:

Minimum                            Minimum                      Maximum                             Maximum
Amount                                                     Rate                                   Shares                            Rate                                     Shares
$    4,500                                                 $0.001                                 4,500,000                         $0.001                                   4,500,000
$  25,000                                                 $0.00714                             3,500,028                         $0.00714                               3,500,028
$576,000                                                $0.10                                   5,760,000                         $0.01                                   57,600,000

$605,500                                                                                          13,760,028                                                                   65,600,0280

Conversion by the holder is limited to its ownership of no more than 4.99% of common shares outstanding. As of May 31, 2010, the holder owns more than 4.99% of the outstanding shares.

Accrued interest as of May 31, 2010 and February 28, 2010 was $93,155 and $70,559, respectively.  Of these totals, $3,164 and $89,991, respectively, are owed to unrelated parties and the balance to a related party, at May 31, 2010 and $69,553 and $1,006, respectively, at February 28, 2010.

NOTE 8 – DEFERRED TAX ASSETS

At  May 31, 2010, the Company had net operating loss (NOL) carry-forwards available to offset future taxable income of approximately $2.12 million including approximately $104,000 from Kushi Resources, Inc. at date of the merger. The utilization of the NOL carry-forwards is dependent upon the tax laws in effect at the time the NOL carry-forwards can be utilized. It is also likely that utilization of the NOL carry-forwards are limited based on changes in control from the merger. At May 31, 2010, a valuation allowance of $798,000 (February 28, 2010 - $474,000) has been recorded against the deferred tax asset due to the uncertainty surrounding its realization caused by the Company’s recurring losses. The NOL carry-forwards will expire from 2020 through 2030.

THERABIOGEN, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2010 AND 2009

NOTE 9 - COMMON STOCK
During the quarter ended May 31, 2010, the Company issued a total of 334,000 shares of common stock and 167,000 two-year warrants to acquire common shares at $1.00 per share, for a total of $167,000 in cash.  The Company also issued 1,325,000 as stock grants to directors and consultants, charging $530,000 to Stock Compensation Expense, and an additional 400,000 in warrants were exercised for an exercise price of $400.  As a result, there were 34,586,000 common shares outstanding at May 31, 2010.

NOTE 10 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred as of and through the date this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission and made available to the public. The Management of the Company determined there were no reportable subsequent events to be disclosed.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

Statements contained in this Plan of Operation of this Quarterly Report on Form 10-Q include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results of the Company (sometimes referred to as “we”, “us” or the “Company”), performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based upon the Company’s best estimates of future results, general merger and acquisition activity in the marketplace, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “project,” “expect,” “believe,” “estimate,” “anticipate,” “intends,” “continue”, “potential,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. (See the Company’s Form 10-K for the year ended February 28, 2010 for a description of certain of the known risks and uncertainties of the Company.)

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the fiscal quarter ended May 31, 2010, and changes in our financial condition. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2010.  The following discussion includes information regarding our mining and exploration business operated by us since our formation as well as the homeopathic nasal spray products developed and marketed by the former TheraBiogen, Inc., acquired as part of the merger which closed on January 5, 2010.

OVERVIEW

We were incorporated on October 3, 2005 under the laws of the State of Nevada as Kushi Resources, Inc. On January 5, 2010, we merged with TheraBiogen, Inc., a Nevada corporation, incorporated in April, 2000.  We were the surviving entity in the merger and changed our name to TheraBiogen, Inc.  All references in this Report to TheraBiogen or Company mean TheraBiogen, Inc., a Nevada corporation, formerly Kushi Resources Inc., unless otherwise indicated.

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

On January 4, 2010, we completed a 2.6 for 1 forward split of our common stock, as a result of which, our outstanding shares increased from 5,230,000 shares to 13,598,000 shares.  We issued an additional 19,091,000 shares of our common stock to the former shareholders of the old TheraBiogen, Inc. in the merger.  Following the merger, there were 32,689,000 common shares outstanding.  As a result of our corporate name change to TheraBiogen, Inc. in the merger, our trading symbol on the NASDAQ OTC Bulletin Board also changed from KUSI to TRABE.  For accounting purposes, the transaction has been accounted for as a reverse acquisition.

The financial statements contained in this Quarterly Report are the results of operations and financial position of the two entities as a result of the merger for all periods reported, except that the historical financial statements of TheraBiogen, Inc. have been restated to a fiscal year ended February 28, 2010 to conform with the fiscal year of Kushi Resources, Inc., the surviving entity in the merger.  The former TheraBiogen, Inc. filed a Form 15 Notice of Termination of its former reporting status with the SEC on March 31, 2010, and we have assumed the former reporting obligations of the Kushi Resources, Inc., as the survivor in the merger. Although the transaction was a statutory merger under Nevada law, for financial purposes, the transaction has been treated as a reverse acquisition of the old Kushi Resources, Inc. by the shareholders of the former TheraBiogen, with the financial results of the former TheraBiogen presented, and with the equity of former TheraBiogen restated at the acquisition date to reflect that of the surviving entity, the former Kushi Resources.

PLAN OF OPERATION

Results of operations

Revenues for the three months ended May 31, 2010 consisted of $302 of interest income. No revenues were earned in the prior year three month period ended May 31, 2009. The Company has not yet generated any revenues from planned operations.

Expenses for the three months ended May 31, 2010 totaled $862,464 compared to $98,948 for the three months ended May 31, 2010. These expenses are detailed in the statement of operations on page 2. The interest expense is primarily related to an increase in consulting fees or $681,649, including $530,000 of stock compensation.

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

We received a geological evaluation report on the Bee Peak Claim titled “Report on the Bee Peak Claim” prepared by Stephen G. Diakow, a geological technician, on December 28, 2006. In his geological report, Mr. Diakow recommended that a three phase continuing exploration program be conducted as follows:

Phase	Exploration Program	Approximate Cost*	Status
One	Prospecting, Trenching and Sampling and Helicopter-Supported Magnetic Survey	$22,000	Completed Helicopter- Supported Magnetic Survey at a cost of $11,648. The balance of this phase is expected to be completed in August 2010.
Two	Coverage of the area with VLF-EM and magnetometer surveys	between $55,000 and $130,000	Dependent upon the results of Phase One.
Three	Geological mapping and sampling	between $175,000 and $215,000	Dependent upon the results of Phase Two.
	Total Estimated Cost	between $250,000 and $365,000

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

Over the next twelve months, we anticipate that, if we continue our exploration activities, we will have to incur the following expenses:

Category	Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$47,200
Regulatory and Other Operating Expenses	$ 7,000
Mineral Property Exploration Expenses	$12,150
TOTAL	$66,350

Our total expenditures over the next twelve months are anticipated to be approximately $66,350 if we continue our exploration activities. Our cash on hand as of May 31, 2010 was $10,151 and we had a working capital deficit of approximately $521,000. We do not have sufficient cash on hand to meet our ongoing operating costs and to pay the anticipated costs of our three-phase exploration program. As such, we will require additional financing to fund our mining operations for the next twelve months. We currently do not have any arrangements for additional financing if we continue our mining activities.

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

Under the terms of the License Agreement, TheraBiogen, Inc.  issued 15,300,000 shares of its common stock to Nasal Therapeutics, Inc. on September 2, 2008 and paid Nasal Therapeutics, Inc. the sum of $150,000, as an initial license fee. There was also an annual license fee of $100, payable on September 1 of each subsequent year of the license, which has a 20 year term. The shares of common stock issued to Nasal Therapeutics, Inc. were valued at $0.144 per share, resulting in the cost of the license being $2,353,200, including the $150,000 cash payment and the value of the stock issued. This total license cost is being amortized over the twenty year life of the license.

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

Original license cost                                                                                    $ 2,460,855
Less: Amortization to 7-31-2009                                                                     (107,855)
Remaining cost                                                                                               2,353,200
Add: Modification cost                                                                                      75,000
Total adjusted cost at 7-31-2009                                                                $ 2,428,200

The adjusted cost at July 31, 2009 is being amortized over the 25 year term of the modified license commencing August 1, 2009, in equal monthly installments of $7,734.  The unamortized balance at May 31, 2010 is $2,243,005.

Business model

Over the next 6 months, we expect to launch two homeopathic nasal sprays into the United States over-the-counter market. We are launching THERAMAX™ Cold and Flu Relief and THERAMAX™ Allergy Relief in the second half of this fiscal year. We have identified and contracted with manufacturers for the products, and have designed packaging materials. On June 26, 2009, TheraBiogen, Inc. entered into a marketing, sales and distribution agreement with Elias Shaker Company for distribution of THERAMAX™ products.  We are in the final stages of approval of THERAMAX™ Cold Relief by several major retailers for introduction into their retail stores this season. We have received vendor numbers in four of those retailers and are in the process of final vendor set up with each. We expect our first purchase order from a major retailer in July 2010, for delivery in August, 2010.

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

Liquidity.

Subsequent to the end of the quarter, we have received an additional $150,000 in gross proceeds from our continuing private offering of stock and debt securities, and expect to raise an additional $500,000 in July and August , 2010.  These funds, together with the anticipated proceeds from the initial sale of product in August, 2010,  are expected to be sufficient to meet our operating requirements for the remainder of the year.

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

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to our financial statements included in the Annual Report on Form 10-K for the year ended February 28, 2010.

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

FINANCIAL INFORMATION ABOUT MARKET SEGMENTS

The Company is now primarily engaged in the business of developing, manufacturing and the marketing of the TheraMax™ products in the U.S. and Canada, a single market segment.  All material information regarding the activities of the Company is reflected in the financial statements included in this report.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company is in the process of implementing disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the ‘‘Exchange Act’’), that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports are recorded, processed, summarized, and reported within the time periods specified in rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of May 31, 2010, management of the Company carried out an assessment, under the supervision of and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of May 31, 2010, because of the material weakness described below.

The Company’s management performed additional accounting and financial analyses and other post-closing procedures including detailed validation work with regard to balance sheet account balances, additional analysis on income statement amounts and managerial review of all significant account balances and disclosures in this Quarterly Report on Form 10-Q, to ensure that the Company’s Quarterly Report and the financial statements forming part thereof are in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Quarterly Report fairly present, in all material respects, the Company’s financial condition, results of operations, and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the interim or annual financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2010. In performing its assessment of the effectiveness of the Company’s internal control over financial reporting, management applied the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified during management's assessment were (i) insufficient evidence of a robust corporate governance function; (ii) lack of sufficient resources with SEC, generally accepted accounting principles (GAAP) and tax accounting expertise; (iii) inadequate security over information technology, (iv) inconsistent operation or lack of evidence to document compliance with the operation of internal accounting controls in accordance with Company’s policies and procedures; and (v) insufficient resources to remediate deficiencies in internal control identified in prior year's assessment of the effectiveness of internal controls. These control deficiencies did not result in audit adjustments to the Company’s 2010 interim or annual financial statements. However, these control deficiencies could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to the Company’s interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute material weaknesses.

Because of the material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2010, based on the criteria in Internal Control-Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

The Company is in the process of correcting the internal control deficiency through the addition of capital and human resources to meet the control needs of the Company.

PART II  -   OTHER INFORMATION

ITEM 1   -   LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2   -   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended May 31, 2010, the Company issued a total of 334,000 shares of common stock and 167,000 two-year warrants to acquire common shares at $1.00 per share, for a total of $167,000 in cash.  The Company also issued 1,325,000 as stock grants to directors and consultants, charging $530,000 to Stock Compensation Expense.  As a result, there were 34,586,000 common shares outstanding at May 31, 2010.  The shares were issued pursuant to exemptions from registration as private transactions, and the share certificates were issued with appropriate restrictions on re-sale or transfer.

ITEM 3   -   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the quarter ended May 31, 2010.

ITEM 5   -   OTHER INFORMATION

None

ITEM 6   -   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None

 (b) Reports on Form 8-K

None
                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

TheraBiogen, Inc.

By: \s\ Kelly T. Hickel
       ------------------------------
       Kelly T. Hickel,
       President and CEO
       July 20, 2010