Form 10-K/A
period 2010-02-28
TheraBiogen, Inc.
filed 2010-08-19
CIK 1405286

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

Indicate by check mark if the Company is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
[ ] Yes [ x ]No

Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[ ] Yes [ x ]No

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ x ]Yes [ ] No

Indicate by check mark whether the Company has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s. 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the Company was required to submit and post such files). [x ] Yes  [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[x ] Yes  [ ] No

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]                                                                           Accelerated filer [  ]
Non-accelerated filer   [  ]                                                                           Smaller reporting company [x]

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Act).[x ] Yes  [ ] No

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

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION PURSUANT TO PLANS

COMPENSATION OF DIRECTORS

We are amending disclosures made in an Annual Report on Form 10-K for the year ended February 28, 2010 under the two headings noted above.  On December 8, 2009, our Board of Directors adopted a Board of Directors Compensation Plan.  This Plan provides for the following compensation to each member of the Board of Directors:

(i)            A grant of 250,000 shares of common stock;

(ii)           A grant of a warrant to purchase 125,000 shares of common stock;

(iii)           $1,000 for each meeting attended in person plus out-of-pocket expenses; and

(iv)           $500 for each telephonic meeting.

The stock and warrant grants will be made on the last business day of January and pro rated grants will be made to directors appointed or elected during the calendar year .

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed with this report:

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer and Principal Financial Officer Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

32.1	Certification of the Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERABIOGEN INC.

Date:	August 19, 2010	By:	/s/ Kelly T. Hickel
KELLY T. HICKEL
President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and Director

(Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date:	August 19, 2010	By:	/s/ Kelly T. Hickel
KELLY T. HICKEL, Director

/s/ Boris Rubizhevsky
BORIS RUBIZHEVSKY, Director

/s/ Barry Saxe
BARRY SAXE, Director

 4