Form 10-Q
period 2010-08-31
TheraBiogen, Inc.
filed 2010-10-19
CIK 1405286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

COMMISSION FILE NUMBER 000-53008

THERABIOGEN, INC.

(Exact name of registrant as specified in its charter)

NEVADA	98-0559606
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

120 Wall Street, Suite 2401	10005
New York, NY
(Address of principal executive offices)	(Zip Code)

866-284-9561
 (Registrant's telephone number, including area code)

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
                                                                                                                                                                       [x]Yes    [ ] No

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
       [ ] Yes    [x] No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
       [ ] Yes    [x] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of October 18, 2010, we had 37,418,500 shares of common stock outstanding.

INDEX

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets – at August 31, 2010 (unaudited) and February 28, 2010	1

	Condensed Statements of Operations for the three and six months ended August 31, 2010 and 2009, and for the period from inception to August 31, 2010 (unaudited)	2

	Condensed Statement of stockholders’ equity for the period from inception (April 26, 2000) to August 31, 2010 (unaudited)

	Condensed Statements of Cash Flows for the six months ended August 31, 2010 and 2009, and for the period from inception to August 31, 2010 (unaudited)	3

	Notes to the Condensed Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	(Removed and Reserved)	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

Signatures		15

i

PART I.
ITEM 1. FINANCIAL INFORMATION
THERABIOGEN, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	August 31, 2010	February 28, 2010
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$50,173	$4,137
Inventory	203,000	14,147
Note and interest receivable-related party	10,713	10,411
Total current assets	263,886	28,695
License, net of amortization of $208,397 and $161,993	2,219,803	2,266,207
Mineral rights	7,349	7,349
Goodwill	101,183	101,183
Total assets	$2,592,221	$2,403,434

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$169,234	$99,528
Notes and interest payable-related parties	795,133	343,059
Note payable - net of discount of $130,500 and $ -	129,500	-

Total current liabilities	1,093,867	442,587

Notes payable-related parties	-	374,000
Note payable	-	20,000
Liability for unissued common stock	97,500	-

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 150,000,000 shares
authorized 36,953,500 and 32,927,500 outstanding	36,954	32,927
Additional paid-in capital	4,327,796	2,689,422
Deficit accumulated during the development stage	(2,963,896)	(1,155,502)
Total stockholders' equity	1,400,854	1,566,847
Total liabilities and stockholders' equity	$2,592,221	$2,403,434

See notes to condensed financial statements.

THERABIOGEN, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended		Inception (April 26, 2000)
	August 31,		August 31,		to
	2010	2009	2010	2009	August 31, 2010

Expenses

General and administrative	$851,443	$109,988	$1,650,058	$150,602	$2,504,964
Selling and marketing	5,993	22,866	20,018	44,762	97,526
Amortization	23,202	39,220	46,404	68,635	208,397
Interest-net - related party	25,528	9,297	45,966	16,320	107,061
Interest -net	25,066	-	30,948	-	30,948
Finance cost	15,000	-	15,000	-	15,000
Total expenses	946,232	181,371	1,808,394	280,319	2,963,896

Net loss	$(946,232)	$(181,371)	$(1,808,394)	$(280,319)	$(2,963,896)

Net loss - per share	$(0.03)	$(0.01)	$(0.05)	$(0.01)

Weighted average shares outstanding
basic and dilutive	35,223,523	18,791,000	34,018,216	18,791,000

See notes to condensed financial statements.

THERABIOGEN, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

						Accumulated
					Additional	Deficit	Total
	Preferred Stock		Common Stock		Paid-in	From	Stockholders'
	Number	Amount	Number	Amount	Capital	Inception	Equity

Common stock issued:
Cash			1,290,000	$129	$3,926		$4,055
Services			600,000	60	540		600
Net loss for for the period	-	-	-	-	-	$(2,780.0)	(2,780)
Balance - February 28, 2001	-	-	1,890,000	189	4,466	(2,780)	1,875
Common stock issued for cash			5,000	1	149		150
Net loss for the year	-	-	-	-	-	(6,479)	(6,479)
Balance - February 28, 2002	-	-	1,895,000	190	4,615	(9,259)	(4,454)
Net loss for the year	-	-	-	-	-	(8,499)	(8,499)
Balance - February 28, 2003 and 2004	-	-	1,895,000	190	4,615	(17,758)	(12,953)
Contributed capital	-				5,000		5,000
Net loss for the year	-	-	-	-	-	(5,000)	(5,000)
Balance - February 28, 2005	-	-	1,895,000	190	9,615	(22,758)	(12,953)
Cancellation of stock			(1,800,000)	(180)	180		-
Issuance of preferred stock
Conversion of indebtedness	135,000	14			5,986		6,000
Issuance of common stock							-
Conversion of indebtedness			750,000	75	1,675		1,750
Conversion of preferred stock	(135,000)	(14)	1,350,000	135	(121)		-
Net income for the year	-	-	-	-	-	5,203	5,203
Balance - February 28, 2006	-	-	2,195,000	220	17,335	(17,555)	-
Net loss for the year	-	-	-	-	-	(1,000)	(1,000)
Balance - February 28, 2007	-	-	2,195,000	220	17,335	(18,555)	(1,000)
Net loss for the year	-	-	-	-	-	(1,000)	(1,000)
Balance - February 28, 2008	-	-	2,195,000	220	17,335	(19,555)	(2,000)
Common stock isssued:							-
Acquisition of license			15,300,000	1,530	2,201,670		2,203,200
Services			400,000	40			40
Conversion of debt			896,000	90	6,310		6,400
Net loss for the year	-	-	-	-	-	(190,306)	(190,306)
Balance - February 28, 2009	-	-	18,791,000	1,880	2,225,315	(209,861)	2,017,334
Effect of recapitalization - reverse merger			13,598,000	30,509	195,645		226,154
Issuance of unit of 2 shares of							-
common stock and one warrant			538,000	538	268,462		269,000
Net loss for the year	-	-	-	-	-	(945,641)	(945,641)
Balance - February 28, 2010			32,927,000	32,927	2,689,422	(1,155,502)	1,566,847

Issuance of units of 2 shares of
common stock and one warrant			334,000	334	166,666		167,000
Common stock issued:
Cash			300,000	300	149,700		150,000
Warrant exercise			400,000	400			400
Debt			162,500	163	81,087		81,250
Conversion of debt			250,000	250	124,750		125,000
Awards			2,525,000	2,525	1,107,475		1,110,000
Financing			55,000	55	(14,304)		(14,249)
Beneficial conversion feature - notes payable					23,000		23,000
Net loss for the period	-	-	-	-	-	(1,808,394)	(1,808,394)
Balance - August 31, 2010 (unaudited)	-	$-	36,953,500	$36,954	$4,327,796	$(2,963,896)	$1,400,854

See notes to condensed financial statements.

THERABIOGEN, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
	Six Months Ended
	August 31,		Inception to
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,808,394)	$(280,319)	$(2,963,896)
Adjustments to reconcile to net loss to net cash
used in operating activities
Amortization of debt discount	31,250	-	31,250
Amortization of license costs	46,404	49,028	208,397
Noncash compensation	1,110,000	-	1,283,390
Finance cost
Interest	-	-	-
Interes-net - related parties	-	-	-
Changes in operating assets and liabilities
Interest receivable	(312)	-	(713)
Inventory	(188,853)	(3,000)	(203,000)
Acccounts payable and accrued expenses	109,683	46,507	232,592
Net cash used in operating activities	(700,222)	(187,784)	(1,411,980)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of license	-	(75,000)	(225,000)
Loan to related party	-	-	(10,000)
Net cash used in investing activities	-	(75,000)	(235,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock and units (including shares to be issued)	342,751	-	615,956
Exercise of stock warrants	400	-	400
Proceeds from capital contribution		500	5,000
Proceeds from issuance of indebtedness	365,000		385,000
Proceeds from issuance of debt - related parties	38,107	270,000	689,607
Net cash provided by financing activities	746,258	270,500	1,695,963

Net increase in cash	46,036	7,716	48,983

Cash at beginning of period	4,137	871	-

Cash at end of period	$50,173	$8,587	$48,983

SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities

Common stock issued in connection with:
extinguishment of indebtedness	$125,000	$-	$131,400
acquisition	$-	$-	$61,154
license	$-	$-	$2,203,200
compensation	$1,110,000	$-	$1,110,000

See notes to condensed financial statements

THERABIOGEN, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN

Nature of Operations

TheraBiogen, Inc. (formerly Kushi Resources, Inc. (“Kushi”)) (the “Company”) was incorporated on October 3, 2005, under the laws of the State of Nevada.

In November, 2009, the Company entered into an Agreement and Plan of Merger with TheraBiogen, Inc. (“Former TheraBiogen”), a Nevada corporation, which was incorporated in April 2000.  The merger closed on January 5, 2010 and as a result of the transaction the Company changed its name to TheraBiogen, Inc.

During 2007, Old TheraBiogen entered into an exclusive licensing agreement with Therapeutics, Inc., to develop, manufacture, market and sell four homeopathic nasal sprays, THERAMAX™ Cold Relief, THERAMAX™ Flu Relief, THERAMAX™ Allergy Relief and THERAMAX™ Migraine Relief, on an exclusive basis in North America and with a right of first refusal for all other areas of the world. The principal of Nasal Therapeutics, Inc., Dr. Charles Hensley also developed the ZICAM homeopathic nasal product.

The Company’s principal business activity prior to the merger was the acquisition and exploration of mineral resources in northern British Columbia, Canada.  The Company has not determined whether its properties contain mineral reserves that are economically recoverable.

Basis of Presentation and Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. The Company since its formation has not generated any revenues. The Company has not as yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within its first few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. The Company is dependent upon obtaining additional financing adequate to fund its operations. While the Company has funded its initial operations with private placements and secured loans principally from related parties, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company.   The Company’s ability to continue as a going concern is also dependent on many events outside of its direct control, including, among other things improvement in the economic climate.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Interim financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X, as appropriate. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements for the interim period, have been included.

Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year.

The condensed balance sheet at February 28, 2010 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

These interim condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes for the period ended February 28, 2010 filed with the Securities and Exchange Commission on Form 10-K on June 17, 2010.

THERABIOGEN, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS - continued

As described in Note 3, effective January 5, 2010, Old TheraBiogen merged into Kushi and Kushi changed its corporate name to TheraBiogen, Inc.  For accounting purposes, this transaction was treated as an acquisition of Kushi and a recapitalization of Former TheraBiogen.  The Former TheraBiogen is the accounting acquirer and the results of its operations carryover.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventory

Inventory consists principally of deposits to the contract manufacturer of the TheraMax™ products and bottles and spray tops purchased from a third party supplier and delivered to the Company’s contract manufacturer to be used in the final packaging of the products for distribution.  Inventory is carried at the lower of cost or market on a first in, first out basis.

License Agreement

The Company recorded as an intangible asset the cost of the license agreement entered into with Nasal Therapeutics, Inc. based on the consideration paid.  The intangible asset is amortized on a straight-line basis over the 25 year life of the agreement.  The Company evaluates for impairment when events and circumstances warrant in accordance with FASB ASC Topic 350-30, and an impairment loss will be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. After an impairment loss is recognized, the adjusted carrying amount of the intangible asset will be its new accounting basis.

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

Mineral Property Costs

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

THERABIOGEN, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS - continued

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash deposits in bank accounts fully insured by the FDIC.  As part of its cash management process, the Company performs periodic evaluations of the relative credit standing of this financial institution. The Company has not experienced any losses in cash balances and does not believe it is exposed to any significant credit risk on its cash.

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

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted loss per share is the same as basic loss per share, as the effect of potentially dilutive securities (options and warrants to acquire 825,000 and 1,263,000 shares of common stock, respectively as well as convertible indebtedness which can converted into a maximum of 65 million shares) are anti-dilutive.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  A valuation allowance is recorded and deducted from deferred tax assets when the deferred tax assets are not expected to be realized based on currently available evidence.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock-Based Compensation

Compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period.

THERABIOGEN, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS - continued

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to be consistent with the August 31, 2010 presentation.

NOTE 3 – MERGER

On November 13, 2009, the Company entered into a merger agreement with the Former TheraBiogen, which was approved unanimously by the Company's shareholders and by a majority of the shareholders of the Former TheraBiogen. The merger transaction closed on January 5, 2010.

In accordance with the merger agreement, each share of common stock of the Former TheraBiogen issued and outstanding at the time of the merger was converted into one share of the common stock of the Company. Prior to the merger, the Company completed a 2.6 for 1 split of its common stock which resulted in a total of 13,598,000 shares outstanding. A total of 19,091,000 shares of the Company were issued to the shareholders of the Former TheraBiogen. Additionally, an entry has been recorded to convert former TheraBiogen’s par value of $0.0001 per share to the Kushi Resources, Inc. par value of $0.001.

As a result of the merger and the corporate name change of the Company to TheraBiogen and the common shares of the Company remained listed for trading on the OTC Bulletin Board under a new trading symbol TRAB.

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

Mineral rights	$7,349
Goodwill	101,183
Accounts payable	(47,378)
$61,154

Additionally, an entry has been recorded to convert Former TheraBiogen’s par value of $0.0001 per share to the Kushi Resources, Inc. par value of $0.001.

NOTE 4 – LICENSE AGREEMENT

In September 2008, the Company acquired licensing rights to the THERAMAX products for a cash payment of $150,000 and the issuance of 15,300,000 shares of common stock.  On July 31, 2009, the Company renegotiated the terms of the license agreement, extending the territory to the entire world and the term to 25 years from July 31, 2009, and also received a transfer of all trademark rights to the THERAMAX™ name in exchange for $75,000. Amortization expense related to the license amounted to $23,202 and $46,404 and $39,220 and $68,635 for the three and six months ended August 31, 2010 and 2009, respectively.

NOTE 5 – DEFERRED TAX ASSETS

As of August 31, 2010, the Company had net operating loss (NOL) carry-forwards available to offset future taxable income of approximately 3.07 million. The utilization of the NOL carry-forwards is dependent upon the tax laws in effect at the time the NOL carry-forwards can be utilized. As of August 31, 2010, a valuation allowance of $1.04 million has been recorded against the deferred tax asset due to the uncertainty surrounding its realization caused by the Company’s recurring losses. The NOL carry-forwards will expire from 2020 through 2030. The change in the valuation allowance during the six months ended August 31, 2010 was $669,000.

THERABIOGEN, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS - continued

NOTE 6 – NOTES PAYABLE

The Company has entered into notes payable agreements with related parties totaling $678,607 as of August 31, 2010 with interest due under the notes aggregating $116,526.  The Company is additionally obligated under notes with principal aggregating $260,000 to unrelated parties at August 31, 2010. The notes are payable at maturity (related party obligations are principally due July 1, 2011 and the unrelated party obligations are due six months from execution) and at convertible into shares of common stock at $.30 per share. All the notes bear interest rates at 12 to16%.

During the six months ended August 31, 2010, the Company issued promissory notes totaling $365,000 to unrelated parties.  All of the notes bear interest at 16 percent per annum, with interest and principal payable at maturity, which is six months from the date of issue.  In connection with the note issuances, the Company also agreed to issue the note holders a total of 277,500 shares of common stock. The notes also have a conversion rights and prior to August 31, 2010; holders of indebtedness aggregating $125,000 converted debt for 250,000 shares.  Note holders with principal outstanding of $215,000 may convert their notes at $.30 per share. The conversion rate was favorable to market and the Company credited paid in capital $23,000 for the beneficial conversion feature. A discount of $161,750 based on the estimated fair value of the shares and the beneficial conversion feature was recorded as a reduction of debt for the shares issued or to be issued (included in liability for unissued shares). This discount will be amortized over the life of the loans using the straight line method which approximates the effective interest method. During the six months ended August 31, 2010, the Company amortized $31,250 of the discount to interest expense.  Notes aggregating $215,000 are collateralized by all of the Company’s principal assets.

Included in notes payable – related parties, are notes with principal aggregating $605,000 which are convertible at 75% of market price per share with a minimum of $.01 to a maximum of $.10 per share. Conversion by the holder is limited to its ownership of no more than 9.5 % of common shares outstanding.  During the six months ended August 31, 2010, the Company also issued two promissory notes to related party in the amounts of $16,107 and $4,000.  The notes are due in July 2011 and bear interest at 16 percent per annum, payable at maturity.  The Company is also indebted to another significant shareholder for $10,000 and to the FSR for $18,000.

NOTE 7 – STOCK AWARDS AND LIABILITY FOR UNISSUED SHARES

The Company issued 2,525,000 as stock grants to directors and consultants, charging $1.1 million to consulting expense included in general and administrative expenses based upon the value of the shares at the time of the grant.

The Company is obligated to issue 215,000 shares of common stock as result of a private placement of indebtedness during August 2010 as described in Note 6 above and 80,000 shares as result of the private placement of equity at $.50 per share.

NOTE 8 – RELATED PARTY TRANSACTIONS

As described in Note 6, the Company’s indebtedness to related parties aggregates $821,000 including interest as of August 31, 2010. A holder of $605,000 of the debt has the right to convert into shares of the Company’s common stock but the holder is restricted from exceeding 9.5% of common stock outstanding.

Pursuant to a consulting agreement with CF Consulting, LLC, a 5% shareholder, the Company was obligated to pay for financial and legal consulting services in the amount of $10,000 monthly effective January 1, 2010.  In addition, the Company rented office space at $550 per month from the shareholder. The Company also pays $5,000 per month for a subcontractor of CF Consulting, Inc. to provide accounting services.  For the three and six months ended August 31, 2010 and 2009, the Company incurred consulting and rent expenses related to these agreements of $41,650 and $93,800 and $22,150 and $52,350, respectively.  All of the agreements were terminated effective September 9, 2010.

The Company also has a consulting agreement with FSR, Inc., a shareholder of the Company, to provide the services of Kelly T. Hickel as Chairman and CEO of the Company.  The Company has recorded compensation to FSR $65,650 and $30,000 and $20,000 and $94,650 during the three and six months ended August 31, 2010 and 2009, respectively.  During the six months 2010, the Company also awarded FSR stock grants and charged non-cash compensation for $650,000.  The Company is obligated to FSR, Inc. for $18,000 for an advance made by it to the Company.

All of the Company’s mineral claims are registered in the name of a former president of the Company and pursuant to a trust agreement are held in trust on behalf of the Company.

NOTE 9 - SUBSEQUENT EVENTS

During September and October 2010 the Company made its first shipments of its TheraMax products.

Subsequent to August 31, 2010, the Company issued a promissory note in the amount of $50,000, bearing 12% interest and, in addition, issued 200,000 shares of the Company’s common stock to the lender.  The note matures on December 21, 2010 and is secured by 2,000,000 shares of the Company’s Common Stock. During this period the Company also received $95,000 for units containing 190,000 shares of warrants to purchase 380,000 shares at $1.25.

In September and October 2010, the Company has entered two consulting agreements to providers of marketing services.  One consultant will advise the Company about the Canadian market and providing strategic market planning in exchange for a fee consisting of up to $20,000 and up to 50,000 shares of the Company’s common stock.  The second agreement is a one year marketing agreement in which the Company will pay $60,000 and $67,500 in shares of common stock over the term of the agreement.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to those set forth under “Risk Factors” in our annual report on Form 10-k, filed with the SEC June 17, 2010.

OVERVIEW

We were incorporated on October 3, 2005 under the laws of the State of Nevada as Kushi Resources, Inc. On January 5, 2010, we merged with TheraBiogen, Inc. (the “Former TheraBiogen).  We were the surviving entity in the merger and changed our name to TheraBiogen, Inc.  All references in this Report to TheraBiogen or Company mean TheraBiogen, Inc., a Nevada corporation, formerly Kushi Resources Inc., unless otherwise indicated.

Prior to the merger with TheraBiogen, Inc. on January 5, 2010, we were principally an exploration stage company engaged in the acquisition and exploration of mineral properties. We currently own a 100 percent undivided interest in a mineral property that we call the “Bee Peak Claim.” The Bee Peak Claim consists of approximately 410.65 hectares and is located in the Atlin mining district of northwest British Columbia, Canada.  We have not generated any revenues from our mineral exploration activities. There is no assurance that a commercially viable mineral deposit exists on the Bee Peak Claim. Further exploration will be required before an evaluation as to the economic feasibility of the Bee Peak Claim can be determined. The Bee Peak Claim is without known reserves and management is intending to proceed with a three-phase mineral exploration program as recommended by our consulting geological technician, as described below.

On November 13, 2009, the Company entered into a merger agreement with the Former TheraBiogen, which was approved unanimously by the Company's shareholders and by a majority of the shareholders of the Former TheraBiogen. The merger transaction closed on January 5, 2010.

In accordance with the merger agreement, each share of common stock of the Former TheraBiogen issued and outstanding at the time of the merger was converted into one share of the common stock of the Company. Prior to the merger, the Company completed a 2.6 for 1 split of its common stock which resulted in a total of 13,598,000 shares outstanding. A total of 19,091,000 shares of the Company were issued to the shareholders of the Former TheraBiogen.

As a result of the merger and the corporate name change of the Company to TheraBiogen and the common shares of the Company remained listed for trading on the OTC Bulletin Board under a new trading symbol TRAB.

Business Plan

Exploration

Our plan of operation to date has been to conduct mineral exploration activities on the Bee Peak Claim in order to assess whether the property contains mineral reserves that are capable of commercial extraction. Our exploration program has been designed to explore for commercially viable deposits of copper, silver and gold. We have not identified any commercially exploitable reserves of these minerals on our mineral claim.  The Board of Directors has begun a study to determine whether the Company should continue this line of business.

Nasal Products

During 2007, we entered into an exclusive licensing agreement with Nasal Therapeutics, Inc., to develop, manufacture, market and sell four homeopathic nasal sprays, THERAMAX™ Cold Relief, THERAMAX™ Flu Relief, THERAMAX™ Allergy Relief and THERAMAX™ Migraine Relief, on an exclusive basis in North America and with a right of first refusal for all other areas. The principal of Nasal Therapeutics, Inc., Dr. Charles Hensley also developed the homeopathic nasal product ZICAM. Dr. Hensley also developed ZICAM Allergy and the nasal delivery systems used in the ZICAM product line extensions.

Starting in our third fiscal quarter 2010, we launched two homeopathic nasal sprays into the United States over-the-counter market. We will be launching THERAMAX™ Cold and Flu Relief and THERAMAX™ Allergy Relief as our first two offerings. THERAMAX™ Allergy Relief will be effective at aiding in the treatment and prevention of nasal allergies.  We have identified and contracted with manufacturers for the products, and have designed packaging materials. In June 26, 2009, TheraBiogen, Inc. entered into a marketing, sales and distribution agreement with Elias Shaker Company for distribution of THERAMAX™ products

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. The Company since its formation has not generated any revenues. The Company has not as yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within its first few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. The Company is dependent upon obtaining additional financing adequate to fund its operations. While the Company has funded its initial operations with private placements and secured loans principally from related parties, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company.   The Company’s ability to continue as a going concern is also dependent on many events outside of its direct control, including, among other things improvement in the economic climate.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Results of operations

Three months ended August 31, 2010 versus three months ended August 31, 2009

The Company has not yet generated any revenues from its planned operations.

Expenses for the three months ended August 31, 2010 totaled $946,232 compared to $181,371 for the prior year period. General and administrative expenses of $851,000 in the 2010 period consisted principally of consulting fees including non-cash charges of $605,000 for the Board awarded stock and option grants. The interest expense for the three months ended August 31, 2010 increased $41,297 from the 2009 period as a result of the increase in related party indebtedness and the inclusion in the 2010 the amortization expense related to the discount attributable to the issuance of stock in connection with debt offerings.

Six months ended August 31, 2010 versus six months ended August 31, 2009

The Company has not yet generated any revenues from its planned operations.

Expenses for the six months ended August 31, 2010 totaled $1.8 million compared to $280,319 for the prior year period. General and administrative expenses of $1.7 million in the 2010 period consisted principally of consulting fees including non-cash charges of $1.1 million for the Board awarded stock and option grants. The interest expense for the six months ended August 31, 2010 increased $60,594 from the 2009 period as a result of the increase in related party indebtedness and the inclusion in the 2010 the amortization expense related to the discount attributable to the issuance of stock in connection with debt offerings.

Financial Condition, Liquidity and Capital Resources

 As of August 31, 2010, the Company had a negative working capital of $830,000.   Since inception, we generated net cash proceeds of $616,000 from equity placements and borrowed 615,000 from related parties and $385,000 from others. The Company has not as yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within the next few business operating cycles, nor is there any assurance that such an operating level can ever be achieved.  The report of our auditors on our 2009 financial statements includes a reference to going concern risks. While the Company has funded its initial operations with private placements, and secured loans, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.

Cash Flows

The Company’s cash on hand at August 31, 2010 and February 28, 2010 was $50,000 and $4,000, respectively.

Operating cash flows: We had no operating sources of cash in both the 2010 or 2009 periods.

Net cash used in operating activities for the six months ended August 31, 2010 was $700,000 as compared to $188,000 in the prior year period. The increase in the cash used in operating activities was principally the result of the activity to implement our business plan.

Investing cash flows:  During the period year period the Company extended its rights to intellectual property through an through the additional payment of $75,000.

Financing cash flows: Net cash generated from financing of $746,000 and $271,000 in 2010 and 2009, respectively. During both periods the Company was able to secure capital from investors through sales of equity of $343,000 (2010) and through debt issuances to a related parties of $38,000 (2010) and 270,000 (2009) and others $365,000 (2010).

OFF-BALANCE SHEET ARRANGEMENTS

As of August 31, 2010 we have no off-balance sheet arrangements.

Related Parties

Information concerning related party transactions is included in the financial statements and related notes, appearing elsewhere in this quarterly report on Form 10-Q.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company is in the process of implementing disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the ‘‘Exchange Act’’), that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports are recorded, processed, summarized, and reported within the time periods specified in rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our Chief Executive Officer to allow timely decisions regarding required disclosure.

As of August 31, 2010, the Chief Executive Officer carried out an assessment of the effectiveness of the design and operation of our disclosure controls and procedure and concluded that the Company’s disclosure controls and procedures were not effective as of August 31, 2010, because of the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified during management's assessment was the lack of sufficient resources with SEC, generally accepted accounting principles (GAAP) and tax accounting expertise. This control deficiency did not result in adjustments to the Company’s interim financial statements. However, this control deficiency could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to the Company’s interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

The Chief Executive Officer performed additional accounting and financial analyses and other post-closing procedures including detailed validation work with regard to balance sheet account balances, additional analysis on income statement amounts and managerial review of all significant account balances and disclosures in the Quarterly Report on Form 10-Q, to ensure that the Company’s Quarterly Report and the financial statements forming part thereof are in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Quarterly Report fairly present, in all material respects, the Company’s financial condition, results of operations, and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

During the three months ended August 31, 2010 there were no changes in our system of internal controls over financial reporting.

PART II -   OTHER INFORMATION

ITEM 1   -   LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2010, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

ITEM 2   -   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended August 31, 2010, the Company conducted a private placement of its common stock units containing shares and warrants and additionally an offering of indebtedness which included shares.  The offerings are exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, limited to “accredited investors” as that term is defined in Rule 501 of Regulation D. The maximum to be raised is $6 million.  During the period, the Company had received $100,000 for fully paid subscriptions for units containing 200,000 shares and 100,000 warrants to purchase shares at $1.25 per share. The Company also issued 235,000 shares in connection with the incurrence of indebtedness aggregating $215,000 which may be converted into shares at $.30 per share in addition to 125,000 shares issued in connection with the incurrence of indebtedness aggregating $125,000 and 187,500 shares issued upon the conversion of the debt converted during the period.

During September and October 2010, the Company received $95,000 for units containing 190,000 shares and warrants to purchase 380,000 shares at $1.25. During the period the Company issued 200,000 shares of the Company’s common stock in connection with the issuance of a promissory note for $50,000, bearing interest at 12%. The promissory note matures on December 21, 2010 and is secured by 2 million unissued shares of the Company’s common stock.

ITEM 3   -   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4   -   (Removed and Reserved)

ITEM 5   -   OTHER INFORMATION

None

ITEM 6   -   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit	Description
31.1	Certification of Chief Executive and Principal Financial Offcer

32.1	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 19, 2010.

TheraBiogen, Inc.

By:	/s/ Kelly T. Hickel
Chief Executive and Principal Financial Officer