Form 10-Q
period 2010-11-30
TheraBiogen, Inc.
filed 2011-01-19
CIK 1405286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

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

[ ] Yes [x] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of January 14, 2011, we had 38,804,500 shares of common stock outstanding.

PART I.
ITEM 1. FINANCIAL INFORMATION

THERABIOGEN, INC.
BALANCE SHEETS

	November 30, 2010	February 28, 2010
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$36,682	$4,137
Accounts receivable	9,810	-
Inventory	142,347	14,147
Note and interest receivable-related party	11,315	10,411
Other - current	459	-
Total current assets	200,613	28,695
License, net of amortization of $232,000 and $162,000	2,196,601	2,266,207
Mineral rights	7,349	7,349
Goodwill	101,183	101,183
Total assets	$2,505,746	$2,403,434

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$275,083	$99,528
Notes and interest payable-related parties	825,856	343,059
Note payable - net of discount of $49,000 (2010)	116,373	20,000
Total current liabilities	1,217,312	462,587
Notes payable-related parties	-	374,000
Liability for unissued common stock	150,000	-

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 150,000,000 shares
authorized 37,814,500 and 32,927,500 outstanding	37,815	32,927
Additional paid-in capital	4,708,634	2,689,422
Accumulated deficit	(3,608,015)	(1,155,502)
Total stockholders' equity	1,138,434	1,566,847
Total liabilities and stockholders' equity	$2,505,746	$2,403,434

See notes to condensed financial statements.

THERABIOGEN, INC.
CONDENSED STATEMENT OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2010	2009	2010	2009

Sales - net	$278,512		$278,512

Costs and Expenses
Cost of sales	282,089	$15,468	328,493	$84,103
General and administrative	271,033	174,539	1,921,091	325,141
Selling and marketing	127,377	8,000	147,395	52,762
Total costs and expenses	680,499	198,807	2,396,979	462,006
Operating loss	(401,987)	(198,807)	(2,118,467)	(462,006)
Other expenses
Interest - related party	16,664	14,543	62,630	30,863
Interest -net	199,539	-	230,487	-
Finance cost	25,929	-	40,929	-
Total other expenses	242,132	14,543	334,046	30,863
Net loss	$(644,119)	$(212,550)	$(2,452,513)	$(492,869)

Net loss - per share	$(0.02)	$(0.01)	$(0.07)	$(0.03)

Weighted average shares outstanding
basic and dilutive	37,277,991	18,791,000	34,806,357	18,791,000

See notes to condensed financial statements.

THERABIOGEN, INC.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Number	Amount	Capital	Deficit	Equity

Balance - February 28, 2010	32,927,000	$32,927	$2,689,422	$(1,155,502)	$1,566,847

Issuance of units of 2 shares of
common stock and one warrant	760,000	760	367,240	-	368,000
Common stock issued:
Cash	300,000	300	149,700	-	150,000
Warrant exerice	400,000	400	-	-	400
Consulting agreement	50,000	50	24,950	-	25,000
Debt	497,500	498	130,451	-	130,949
Conversion of debt	250,000	250	124,750	-	125,000
Awards	2,525,000	2,525	1,107,475	-	1,110,000
Financing	105,000	105	(14,354)	-	(14,249)
Beneficial conversion feature - notes payable	-	-	129,000	-	129,000
Net loss for the period	-	-	-	(2,452,513)	(2,452,513)
Balance - November 30, 2010	37,814,500	$37,815	$4,708,634	$(3,608,015)	$1,138,434

See notes to condensed financial statements.

THERABIOGEN, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
	Nine Months Ended
	November 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,452,513)	$(492,870)
Adjustments to reconcile to net loss to net cash
used in operating activities
Amortization of debt discount	238,008	-
Amortization of license costs	69,606	84,103
Noncash compensation	1,150,000	-
Interest	13,136	-
Interest-net - related parties	62,630	30,863
Changes in operating assets and liabilities
Accounts receivable	(9,810)	-
Inventory	(128,200)	(17,147)
Other current assets	(459)	-
Accounts payable and accrued expenses	175,555	17,344
Net cash used in operating activities	(882,047)	(377,707)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of license	-	(75,000)
Loan	-	(10,000)
Net cash used in investing activities	-	(85,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock and	608,751	150,000
units (including shares to be issued)
Exercise of stock warrants	400	-
Proceeds from capital contribution	-	500
Proceeds from issuance of indebtedness	495,000	-
Proceeds from issuance of debt - related parties	57,107	328,000
Repayment of indebtedness	(237,166)	-
Repayment of related party debt	(9,500)	-
Net cash provided by financing activities	914,592	478,500

Net increase in cash	32,545	15,793

Cash at beginning of period	4,137	871

Cash at end of period	$36,682	$16,664

SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities

Common stock issued in connection with:
extinguishment of indebtedness	$125,000	$-
compensation	$1,150,000	$-

See notes to condensed financial statements.

THERABIOGEN, INC.
NOTES TO CONDENED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Nature of Operations

TheraBiogen, Inc. (formerly Kushi Resources, Inc. (“Kushi”)) (the “Company”) was incorporated on October 3, 2005, under the laws of the State of Nevada.

In November, 2009, the Company entered into an Agreement and Plan of Merger with TheraBiogen, Inc. (“Former TheraBiogen”), a Nevada corporation, which was incorporated in April 2000.  The merger closed on January 5, 2010, and, as a result of, the transaction the Company changed its name to TheraBiogen, Inc.

In July 2008, Former TheraBiogen entered into an exclusive licensing agreement with Therapeutics, Inc., to develop, manufacture, market and sell four homeopathic nasal sprays, THERAMAX®  Cold Relief, THERAMAX®  Flu Relief, THERAMAX®  Allergy Relief and THERAMAX®  Migraine Relief, on an exclusive basis in North America and, and as a result of a subsequent transaction, in July 2009, the Company has the rights for all other areas of the world. The principal of Nasal Therapeutics, Inc., Dr. Charles Hensley had also developed the ZICAM homeopathic nasal product.

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

As described in Notes 1 and 3, effective January 5, 2010, Former TheraBiogen merged into Kushi and Kushi changed its corporate name to TheraBiogen, Inc.  For accounting purposes, this transaction was treated as an acquisition of Kushi and a recapitalization of Former TheraBiogen.  The Former TheraBiogen is the accounting acquirer and the results of its operations carryover.

THERABIOGEN, INC.
NOTES TO THE FINANCIAL STATEMENTS - continued

For the periods from the Company’s inception (April 26, 2000) through August 31, 2010, the Company accounted for its operations as a development stage company in accordance with FASB Codification 915-205-20. During the quarter ended November 30, 2010, the Company initiated significant revenue producing activities and, as a result, determined that it was no longer a development stage company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company recognizes revenue from product sales when the risks and rewards of ownership have transferred to the customer. Transfer of risks and rewards is considered to have occurred upon shipment of the finished product to retailers. Sales incentives, promotional allowances and returns are estimated and recognized as a reduction from revenue at the date of shipment based upon current agreements with customers and as the Company develops more revenues historical activity will also be utilized. The Company evaluates these estimates on a quarterly basis and revises them as necessary.

The allowance for sales incentives, promotional allowances and returns will reflect our historical experience and will be reviewed regularly to ensure that it reflects potential chargebacks from customers. The allowance as of November 30, 2010 is based upon our experience through January 14, 2011 since we have just begun our initial placements at retailers.  We will review the need for a return provision at least quarterly and adjust the reserve amounts if actual chargebacks differ materially from our reserve percentage once established.

Inventory

Inventory consists principally of deposits to the contract manufacturer of the THERAMAX®  products and bottles and spray tops purchased from a third party supplier and delivered to the Company’s contract manufacturer to be used in the final packaging of the products for distribution.  Inventory is carried at the lower of cost or market on a first in, first out basis.

License Agreement

The Company recorded as an intangible asset the cost of the license agreement entered into with Nasal Therapeutics, Inc. based on the consideration paid.  The intangible asset is amortized on a straight-line basis over the 25 year life of the agreement.  The amortization charge is included in cost of sales, and, as a result of the initiation of sales during the third quarter of 2010 prior period amortization expense has been reclassified to cost of sales for the applicable periods.  The Company evaluates for impairment when events and circumstances warrant in accordance with FASB ASC Topic 350-30, and an impairment loss will be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. After an impairment loss is recognized, the adjusted carrying amount of the intangible asset will be its new accounting basis.

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

THERABIOGEN, INC.
NOTES TO THE FINANCIAL STATEMENTS - continued

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

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted loss per share is the same as basic loss per share, as the effect of potentially dilutive securities (options and warrants to acquire 1,650,000 and 1,109,500 shares of common stock, respectively as well as convertible indebtedness which can be converted into a maximum of 65 million shares – see Note 6) are anti-dilutive.

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

THERABIOGEN, INC.
NOTES TO THE FINANCIAL STATEMENTS - continued

based on currently available evidence.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock-Based Compensation

Compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period.

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to be consistent with the November 30, 2010 presentation.

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

As a result of the merger and the corporate name change of the Company to TheraBiogen, the common shares of the Company remain listed for trading on the OTC Bulletin Board under a new trading symbol TRAB.

The purchase consideration was determined by multiplying the 41.6 percent of total post-merger shares acquired by former Kushi Resources, Inc. shareholders times the number of Former TheraBiogen, Inc. shares outstanding at the time of merger. This amount of shares was then multiplied by the estimated fair value of $0.0077 per share to arrive at purchase consideration of $61,154.

The acquisition price was allocated to the assets acquired and liabilities assumed based on the estimated fair values with the excess being recorded in goodwill. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Mineral rights	$7,000
Goodwill	101,000
Accounts payable	(47,000)
$61,000

Additionally, an entry has been recorded to convert Former TheraBiogen’s par value of $0.0001 per share to the Kushi Resources, Inc. par value of $0.001.

NOTE 4 – LICENSE AGREEMENT

In September 2008, the Company acquired licensing rights to the THERAMAX® products for a cash payment of $150,000 and the issuance of 15,300,000 shares of common stock.  In July 31, 2009, the Company renegotiated the terms of the license agreement, extending the territory to the entire world and the term to 25 years from July 31, 2009, and also received a transfer of all trademark rights to the THERAMAX® name in exchange for $75,000. Amortization expense related to the license is charged to cost of sales in the accompany statement of operations and amounted to $23,000 and $70,000 and $15,000 and $84,000 for the three and nine months ended November 30, 2010 and 2009, respectively.

THERABIOGEN, INC.
NOTES TO THE FINANCIAL STATEMENTS - continued

NOTE 5 – DEFERRED TAX ASSETS

As of November 30, 2010, the Company had net operating loss (NOL) carry-forwards available to offset future taxable income of approximately $3.7 million. The utilization of the NOL carry-forwards is dependent upon the tax laws in effect at the time the NOL carry-forwards can be utilized. As of November 30, 2010, a valuation allowance of $1.5 million has been recorded against the deferred tax asset due to the uncertainty surrounding its realization caused by the Company’s recurring losses.  The change in the valuation allowance during the nine months ended November 30, 2010 was $1.1 million.  The NOL carry-forwards will expire from 2020 through 2030.

NOTE 6 – NOTES PAYABLE

The Company has entered into notes payable agreements with related parties totaling $694,000 as of November 30, 2010 with interest due under the notes aggregating $132,000.  Approximately $605,000 of the related notes payable are convertible into common shares at 75% of market price per share with a minimum of $.01 to a maximum of $.10 per share and if not paid by the due date (July 1, 2011) convert automatically. The notes are payable at maturity and bear interest rate at 16%.

As of November 30, 2010, the Company is obligated under outstanding promissory notes totaling $160,000 to unrelated parties.  The notes bear interest at 10 or 12 percent per annum, with interest and principal payable at maturity, which is principally three months from the date of issue.  In connection with the note issuances, the Company also agreed to issue the note holders a total of 300,000 shares of common stock. A discount of $63,000 based upon the estimated relative fair values of the debt and common stock was recorded as reduction of the debt for the shares issued or to be issued (included in the liability for unissued shares).  This discount will be amortized over the life of the loans using the straight line method which approximates the effective interest method. During the three and nine months ended November 30, 2010, the Company amortized $14,000 of the discount to interest expense. One note for $80,000 is collateralized by receivables to be generated from one customer and one note for $50,000 is secured by an obligation to issue 2 million shares of the Company’s common stock if payment is not made by the due date in December 2010.  Pursuant to an agreement with the lender in December 2010, the holder was issued 100,000 shares of common stock and granted a 5-year warrant to purchase common stock at $1.25; the loan’s due date was extended to June 2011; and the reservation of 2,000,000 shares of the Company’s common stock was reduced to 1,000,000 shares.

During the nine months ended November 30, 2010, the Company also issued promissory notes totaling $365,000 to unrelated parties.  All of the notes were payable six months from issuance with interest at 16 percent per annum.  In connection with the note issuances, the Company issued the note holders a total of 297,500 shares of common stock. The notes also had a conversion rights and holders of indebtedness aggregating $125,000 converted debt for 250,000 shares.  Holders of notes totaling $215,000 had the right to convert their notes at $.30 per share. The conversion rate was favorable to market and the Company credited paid in capital $129,000 for the beneficial conversion feature.  A discount of $224,000 based on the estimated relative fair value of the debt and the shares and the beneficial conversion feature was recorded as a reduction of debt for the shares issued.  This discount was amortized over the life of the loans using the straight line method which approximates the effective interest method. The Company redeemed the $215,000 of notes not converted in November 2010.

NOTE 7 – COMMON STOCK

During the nine months ended November 30, 2010, the Company authorized the issuance 2,555,000 shares of common stock as stock grants to directors and consultants (including 30,000 shares to be issued as of November 30, 2010 included liability for unissued shares), charging $1.1 million to consulting expense included in general and administrative expenses based upon the fair value of the shares at the time of the grant.

The Company issued 426,000 shares and is obligated to issue 105,000 shares of common stock as result of a private placement of units consisting of 2 shares of common stock and a warrant to purchase a share at $1.25 per share during the nine months ended November 30, 2010.

THERABIOGEN, INC.
NOTES TO THE FINANCIAL STATEMENTS - continued

NOTE 8 – RELATED PARTY TRANSACTIONS

As described in Note 6, the Company’s indebtedness to related parties aggregates $826,000, including interest as of November 30, 2010. A holder of $605,000 of the debt is convertible into shares of the Company’s common stock but the holder is restricted from exceeding 9.5% of common stock outstanding.

Pursuant to a consulting agreement with a shareholder, the Company was obligated to pay for financial and legal consulting services in the amount of $15,000 monthly effective January 1, 2010.  In addition, the Company rented office space at $550 per month from the shareholder.  For the nine months ended November 30, 2010 and 2009, the Company incurred consulting and rent expenses related to these agreements of $116,000 and $68,000, respectively.  In December 2010, the Company and the shareholder entered into a note agreement in which the Company agreed to pay the balance due of $30,000 in 5 monthly installments starting January 1, 2011 with interest on the unpaid balance of 6%.

All of the Company’s mineral claims are registered in the name of a former president of the Company and pursuant to a trust agreement are held in trust on behalf of the Company.

NOTE 9.  OTHER FINANCING ARRANGEMENTS

In September 2010, we entered into a factoring agreement which will allow the Company to sell specific accounts receivable to the factor. The factor, in its sole discretion, determines whether or not it will accept the credit risk associated with a receivable and the Company surrenders all rights and control over the receivable to the factor. The factor is required to remit and advance 75% of the invoice amount for the accounts receivable purchased and pay the balance when the invoice is due less factor charges, provided the customer does not have a valid dispute related to the invoice. The maximum advance under the arrangement is $2 million.  The amount remitted to the Company by the factor equals the invoiced amount, adjusted for allowances and discounts we have provided to the customer, less factor charges of 2.5% to 7.5% of the invoiced amount for 30 to 90 days and 2% for each additional 15 days outstanding.  As of November 30, 2010, the Company has not sold any of its receivables to the factor.

In December 2010, the Company also entered into a master materials acquisition and purchase order assignment agreement with a finance company under which the Company can request the finance company to acquire materials necessary to manufacture inventory in order to fulfill the Company’s orders from customers.  The finance company charges 5 % of the material purchase order amount for each transaction for 30 days, plus its expenses related to the transaction.  The initial funding limit and term of the agreement is $225,000 and 90 days, each of these terms increase upon satisfactory repayment of advances.  The maximum advances permitted will be $1 million and the term can be extended for up to 2 years from the date of the agreement. In connection with the agreement, the Company issued   250,000 shares of the Company’s common stock and 200,000 warrants to purchase additional shares of the Company’s common stock for $0.50 per share and as an additional consideration for funding limit increases, the Company may issue up to an additional 500,000 shares of common stock and up to 600,000 warrants to purchase additional shares of common stock.

           NOTE 10 - SUBSEQUENT EVENTS

In December 2010, the Company issued a promissory note due June 2011 in the amount of $50,000, bearing 12% interest and, in addition, issued 100,000 shares of the Company’s common stock to the lender and granted the holder a 5-year warrant to purchase shares of the Company’s common stock at $1.25.  The note matures in June 2011. The note is secured by an obligation of the Company to issue 1,000,000 shares of the Company’s Common Stock if the Company defaults.

See also Notes 6 and 8 for other subsequent financing events.

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

OVERVIEW

    We were incorporated on October 3, 2005 under the laws of the State of Nevada as Kushi Resources, Inc. On January 5, 2010, we merged with TheraBiogen, Inc. (the “Former TheraBiogen”).  We are the surviving entity in the merger and we changed our name to TheraBiogen, Inc.  All references in this Report to TheraBiogen or Company mean TheraBiogen, Inc., a Nevada corporation, formerly Kushi Resources Inc., unless otherwise indicated.

    Under an exclusive world-wide licensing agreement with Nasal Therapeutics, Inc. (‘NTI”), the Company intends to develop, manufacture, market and sell four homeopathic nasal sprays, THERAMAX®  Cold Relief, THERAMAX®  Flu Relief, THERAMAX®  Allergy Relief and THERAMAX®  Migraine Relief. The principal of NTI, Dr. Charles Hensley also developed the homeopathic nasal product ZICAM. Dr. Hensley had also developed ZICAM Allergy and the nasal delivery systems used in the ZICAM product line extensions.

    In the Company’s opinion, THERAMAX® Cold & Flu Relief homeopathic nasal spray can be considered the next generation of cold & flu relief as compared to Zicam’s cold remedy product. THERAMAX® Allergy Relief is also a nasal spray that employs a unique homeopathic approach in the treatment of allergic rhinitis (runny nose).

    Starting in the quarter ended November 30, 2010, we launched two homeopathic nasal sprays into the United States over-the-counter market principally through sales to Rite Aid Pharmacy.  Our first two offerings in the launch were THERAMAX® Cold and Flu Relief and THERAMAX®.  Gross revenues from the launch were approximately $599,000; however in accordance with generally accounting principles, the Company has recorded a reserve for allowances of $320,000, principally related to a rebate program at Rite Aid in lieu of marketing expenditures by the Company.

    Prior to the merger with the Former TheraBiogen, we were principally an exploration stage company engaged in the acquisition and exploration of mineral properties. We currently own a 100 percent undivided interest in a mineral property that we call the “Bee Peak Claim.” The Bee Peak Claim consists of approximately 410.65 hectares and is located in the Atlin mining district of northwest British Columbia, Canada.  We have not generated any revenues from our mineral exploration activities. There is no assurance that a commercially viable mineral deposit exists on the Bee Peak Claim. Further exploration will be required before an evaluation as to the economic feasibility of the Bee Peak Claim can be determined. The Bee Peak Claim is without known reserves. The Board of Directors has begun a study to determine whether the Company should continue this line of business.

Going Concern

    The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.  The Company has not as yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within its first few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. The Company is dependent upon obtaining additional financing adequate to fund its operations. While the Company has funded its initial operations with private placements and secured loans principally from related parties, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company.  The report of our auditors on our financial statements for the year ended February 28, 2010 includes a reference to going concern risks. The Company’s ability to continue as a going concern is also dependent on many events outside of its direct control, including, among other things improvement in the economic climate.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Results of operations

Three months ended November 30, 2010 versus three months ended November 30, 2010

     The Company generated gross sales during the nine months ended November 30, 2010 of $599,000 principally to Rite Aid Pharmacy. In accordance with generally accepted accounting principles in the United States, the Company has recorded a reserve for allowances of $320,000, principally related to a customer rebate program provided by Rite Aid in lieu of a general marketing campaign by the Company.  The reserve is recorded as an offset to sales resulting in the reported net sales amount of $279,000. The allowance for sales incentives, promotional allowances and returns will reflect our historical experience and will be reviewed regularly to ensure that it reflects potential chargeback backs from customers. The allowance as of November 30, 2010 is based upon our experience through January 14, 2010 since we have just begun our initial placements at retailers.  There were no revenues prior to the quarter ended November 2010.

    Expenses for the three months ended November 30, 2010 totaled $680,000 compared to $198,000 for the prior year period. Costs of sales of $282,000 in the 2010 quarter exceeded net sales principally due to the significant allowances provided during the period for a rebate program which was recorded as a reduction of sales in accordance with generally accepted accounting principles in the United States.  In addition, cost of sales was charged with the expense related to amortization of the product license fee.  Amortization of the license fees was also reclassified to cost of sales for the prior periods to correspond with this treatment as a result of the introduction of sales during this quarter.  General and administrative expenses of $271,000 in the 2010 period consisted principally of consulting fees. The interest expense of $216,000 for the three months ended November 30, 2010 increased from $15,000 in the 2009 period as a result of the increases in related party indebtedness and the amortization expense related to the discount attributable to the issuance of common stock in connection with debt offerings and beneficial conversion feature in some of the indebtedness.

Nine months ended November 30, 2010 versus nine months ended November 30, 2010

    The Company generated gross sales during the nine months ended November 30, 2010 of $599,000 principally to Rite Aid Pharmacy. In accordance with generally accepted accounting principles in the United States, the Company has recorded a reserve for allowances of $320,000, principally related to a customer rebate program provided by Rite Aid in lieu of a general marketing campaign by the Company.  The reserve is recorded as an offset to sales resulting in the reported net sales amount of $279,000. The allowance for sales incentives, promotional allowances and returns will reflect our historical experience and will be reviewed regularly to ensure that it reflects potential chargeback backs from customers. The allowance as of November 30, 2010 is based upon our experience through January 14, 2011 since we have just begun our initial placements at retailers.  There were no revenues prior to the quarter ended November 2010.

    Expenses for the nine months ended November 30, 2010 totaled $2,397,000 compared to $462,000 for the prior year period. Costs of sales of $282,000 in the 2010 period exceeded net sales due to the significant allowances provided during the period for a rebate program which was recorded as a reduction of sales in accordance with generally accepted accounting principles in the United States.  In addition, cost of sales was charged with the expense related to amortization of the product license fee.  Amortization of the license fees was also reclassified to cost of sales for the prior periods to correspond with this treatment as a result of the introduction of sales during this quarter.  General and administrative expenses of $1.9 million in the 2010 period consisted principally of consulting fees including non-cash charges of $1.2 million for the Board awarded stock and option grants. The interest expense for the nine months ended November 30, 2010 increased $262,000 from the 2009 period as a result of the increases in related party indebtedness and the amortization expense related to the discount attributable to the issuance of stock in connection with debt offerings and beneficial conversion feature in some of the indebtedness.

Financial Condition, Liquidity and Capital Resources

     As of November 30, 2010, the Company had a negative working capital of $1,017,000.   Since inception, we generated net cash proceeds of $887,000 from equity placements and borrowed $724,000 from related parties and $258,000 from others, net of repayments of $10,000 and $237,000, respectively. In November and December 2010, we entered into two agreements which assist the Company in generating working capital by providing for factoring of our receivables and purchase order financing to allow us to make required prepayments to vendors to obtain inventory for customer orders as well as for stock. The Company has not as yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within the next few business operating cycles, nor is there any assurance that such an operating level can ever be achieved.  The report of our auditors on our 2010 financial statements includes a reference to going concern risks. While the Company has funded its initial operations with private placements, and secured loans as well as entering into a factoring and a financing arrangement, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.

Cash Flows

The Company’s cash on hand at November 30, 2010 and February 28, 2010 was $37,000 and $4,000, respectively.

Operating cash flows:  Beginning in the quarter ended November 30, 2010 our operating sources of cash was from our sales of THERAMAX® products.

    Net cash used in operating activities for the nine months ended November 30, 2010 was $882,000 as compared to $378,000 in the prior year period. The increase in the cash used in operating activities was principally the result of the activity to implement our business plan for the development, manufacture and distribution of THERAMAX® products.

Investing cash flows:  During the prior year period the Company extended its rights to intellectual property through and through the additional payment of $75,000 and provided a loan to the inventor of $10,000.

Financing cash flows: Net cash generated from financing activities was $915,000 and $ 479, 000 in 2010 and 2009, respectively. During both periods, the Company was able to secure capital from investors through sales of equity of $609,000 (2010) and $150,000 (2009), principally consisting of units of 2 shares and a warrant to purchase an additional share and through debt issuances to a related parties of $57,000 (2010) and $328,000 (2009) and others $495,000 (2010).  During the 2010 period the Company repaid $10,000 in related party indebtedness and $237,000 of other indebtedness.

OFF-BALANCE SHEET ARRANGEMENTS

    As of November 30, 2010 we have no off-balance sheet arrangements.

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

    We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to our financial statements included in the Annual Report on Form 10-K for the year ended February 28, 2010

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

    As of November 30, 2010, the Chief Executive Officer carried out an assessment, of the effectiveness of the design and operation of our disclosure controls and procedure and concluded that the Company’s disclosure controls and procedures were not effective as of November 30, 2010, because of the material weakness described below.

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

Changes in Internal Control over Financial Reporting

    During the three months ended November 30, 2010 there were no changes in our system of internal controls over financial reporting.

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

    During the three months ended November 30, 2010, the Company continued to conduct a private placement of its common stock units containing shares and warrants and additionally offerings of indebtedness which included shares.  The offerings are exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, open to “accredited investors” as that term is defined in Rule 501 of Regulation D. The maximum to be raised is $6 million.  During the period, the Company had received $318,000 for fully paid subscriptions for units containing 636,000 shares and 318,000 warrants to purchase shares at $1.25 per share. The Company also issued 200,000 shares and is obligated to issue 100,000 shares in connection with the incurrence of indebtedness aggregating $130,000.

    In December 2010 and through January 14, 2011, the Company received $ 90,000 for units containing 180,000 shares and warrants to purchase 90,000 shares at $1.25 pursuant to the above mentioned private placement. During the period, the Company also issued 300,000 shares of the Company’s common stock and warrants to acquire 200,000 shares of common stock at $1.25 in connection with the issuance of a promissory notes aggregating $180,000. Further, in connection with a financing the Company issued 250,000 shares and a warrant to purchase 200,000 shares of common stock at $.50 per share

ITEM 3   -   DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4   -   (Removed and Reserved)

ITEM 5   -   OTHER INFORMATION

    None

ITEM 6   -   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit	Description
31.1	Certification of Chief Executive and Principal Financial Offcer

32.1	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 19, 2011

TheraBiogen, Inc.

By:	/s/ Kelly T. Hickel
Chief Executive Officer