Form 10-Q/A
period 2010-05-31
TheraBiogen, Inc.
filed 2011-03-16
CIK 1405286

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10- Q/A

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

The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable. The Company had not commenced significant operations as of May 31, 2010, and was considered an Exploration Stage Company, as defined by SEC Industry Guide 7, and follows FASB ASC Topic 270-10-599 (SFAS 7) Acco unting and Reporting by Development Stage Enterprises , where applicable.

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

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with FASB ASC Topic 830 (SFAS 52) Foreign Currency Translation , using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. During the quarter ended May 31, 2010, the Company incurred no foreign currency losses. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

iMineral Property Costs

Kushi Resources, Inc. has been in the exploration stage since its inception on October 3, 2005 and has not yet realized any revenues from its planned operations. It was primarily engaged in the acquisition and exploration of mining properties as of May 31, 2010. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred . The Company assesses the carrying costs for impairment under FASB ASC Topic 350-30 (SFAS No. 144), Accounting for Impairment or Disposal of Long Lived Assets at each fiscal quarter end.  An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value.

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

Of  its notes payable – related parties, $605,500 of the notes are convertible debentures, convertible anytime during the outstanding term of the debt, and will automatically convert to shares at maturity if not repaid in cash.  Conversion rates and convertible shares are as follows:

	Minimum	Minimum	Maximum	Maximum
Amount	Rate	Shares	Rate	Shares
$4,500	$0.001	4,500,000	$0.001	4,500,000
$25,000	$0.00714	3,500,028	$0.00714	3,500,028
$576,000	$0.10	5,760,000	$0.01	57,600,000

$605,500		13,760,028		65,600,0280

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

Original license cost	$2,460,855
Less: Amortization to 7-31-2009	(107,855)
Remaining cost	2,353,200
Add: Modification cost	75,000
Total adjusted cost at 7-31-2009	$2,428,200

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

Liquidity .

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

PART II  -   OTHER INFORMATION

ITEM 1   -   LEGAL PROCEEDINGS .

None.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2   -   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

TheraBiogen, Inc.

March 16, 2011	By:	/s/ Kelly T. Hickel
Kelly T. Hickel,
President and CEO