Form 10-Q/A
period 2010-08-31
TheraBiogen, Inc.
filed 2011-03-16
CIK 1405286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q / A

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

Operating cash flows : We had no operating sources of cash in both the 2010 or 2009 periods.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2011.

TheraBiogen, Inc.

By:	/s/ Kelly T. Hickel
Chief Executive and Principal Financial Officer