Form 10-Q/A
period 2010-05-31
TheraBiogen, Inc.
filed 2011-03-17
CIK 1405286

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

ITEM 3   -   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the quarter ended May 31, 2010.

ITEM 5   -   OTHER INFORMATION

None

ITEM 6   -   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit	Description
31.1	Certification of Chief Executive and Principal Financial Officer

32.1	Section 1350 Certification

 (b) Reports on Form 8-K

None

SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

TheraBiogen, Inc.

March 17, 2011	By:	/s/ Kelly T. Hickel
Kelly T. Hickel,
President and CEO