Form 10-Q/A
period 2010-08-31
TheraBiogen, Inc.
filed 2011-06-15
CIK 1405286

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

EXPLANATORY NOTE

During the performance of our annual audit for the year ended February 28, 2011, we determined that various stock option grants totaling 1,650,000 shares with an aggregate fair value of $693,000 awarded during the quarter ended August 31, 2010 were not previously reported in the Form 10-Q for that quarter which was originally filed on October 19, 2010 and amended on March 16, 2011. This amended Form 10-Q/A is being filed to record additional compensation expense of $693,000 related to the awards, and to increase previously reported net loss by $693,000 and loss per share by $0.02.

INDEX

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets – at August 31, 2010 (unaudited) and February 28, 2010	1

	Condensed Statements of Operations for the three and six months ended August 31, 2010 and 2009, and for the period from inception to August 31, 2010 (unaudited)	2

	Condensed Statement of stockholders’ equity for the period from inception (April 26, 2000) to August 31, 2010 (unaudited)

	Condensed Statements of Cash Flows for the six months ended August 31, 2010 and 2009, and for the period from inception to August 31, 2010 (unaudited)	3

	Notes to the Condensed Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	(Removed and Reserved)	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

Signatures		17

PART I.
ITEM 1. FINANCIAL STATEMENTS

THERABIOGEN, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	August 31, 2010	February 28, 2010
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$50,173	$4,137
Inventory	203,000	14,147
Note and interest receivable-related party	10,713	10,411
Total current assets	263,886	28,695
License, net of amortization of $208,397 and $161,993	2,219,803	2,266,207
Mineral rights	7,349	7,349
Goodwill	101,183	101,183
Total assets	$2,592,221	$2,403,434

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$169,234	$99,528
Notes and interest payable-related parties	795,133	343,059
Note payable - net of discount of $130,500 and $ 0	129,500	-

Total current liabilities	1,093,867	442,587

Notes payable-related parties	-	374,000
Note payable	-	20,000
Liability for unissued common stock	97,500	-

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 150,000,000 shares
authorized 36,953,500 and 32,927,500 outstanding	36,954	32,927
Additional paid-in capital	5,020,796	2,689,422
Deficit accumulated during the development stage	(3,656,896)	(1,155,502)
Total stockholders' equity	1,400,854	1,566,847
Total liabilities and stockholders' equity	$2,592,221	$2,403,434

See notes to condensed financial statements.

THERABIOGEN, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended		Inception (April 26, 2000)
	August 31,		August 31,		to
	2010	2009	2010	2009	August 31, 2010

Expenses

General and administrative	$1,355,443	$109,988	$2,154,058	$150,602	$3,008,964
Selling and marketing	194,993	22,866	209,018	44,762	286,526
Amortization	23,202	39,220	46,404	68,635	208,397
Interest-net - related party	25,528	9,297	45,966	16,320	107,061
Interest -net	25,066	-	30,948	-	30,948
Finance cost	15,000	-	15,000	-	15,000
Total expenses	1,639,232	181,371	2,501,394	280,319	3,656,896

Net loss	$(1,639,232)	$(181,371)	$(2,501,394)	$(280,319)	$(3,656,896)

Net loss - per share	$(0.05)	$(0.01)	$(0.07)	$(0.01)

Weighted average shares outstanding
basic and dilutive	35,223,523	18,791,000	34,018,216	18,791,000

See notes to condensed financial statements.

THERABIOGEN, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

						Accumulated
					Additional	Deficit	Total
	Preferred Stock		Common Stock		Paid-in	From	Stockholders'
	Number	Amount	Number	Amount	Capital	Inception	Equity

Common stock issued:
Cash			1,290,000	$129	$3,926		$4,055
Services			600,000	60	540		600
Net loss for for the period	-	-	-	-	-	$(2,780.0)	(2,780)
Balance - February 28, 2001	-	-	1,890,000	189	4,466	(2,780)	1,875
Common stock issued for cash			5,000	1	149		150
Net loss for the year	-	-	-	-	-	(6,479)	(6,479)
Balance - February 28, 2002	-	-	1,895,000	190	4,615	(9,259)	(4,454)
Net loss for the year	-	-	-	-	-	(8,499)	(8,499)
Balance - February 28, 2003 and 2004	-	-	1,895,000	190	4,615	(17,758)	(12,953)
Contributed capital	-				5,000		5,000
Net loss for the year	-	-	-	-	-	(5,000)	(5,000)
Balance - February 28, 2005	-	-	1,895,000	190	9,615	(22,758)	(12,953)
Cancellation of stock			(1,800,000)	(180)	180		-
Issuance of preferred stock
Conversion of indebtedness	135,000	$14			5,986		6,000
Issuance of common stock							-
Conversion of indebtedness			750,000	75	1,675		1,750
Conversion of preferred stock	(135,000)	(14)	1,350,000	135	(121)		-
Net income for the year	-	-	-	-	-	5,203	5,203
Balance - February 28, 2006	-	-	2,195,000	220	17,335	(17,555)	-
Net loss for the year	-	-	-	-	-	(1,000)	(1,000)
Balance - February 28, 2007	-	-	2,195,000	220	17,335	(18,555)	(1,000)
Net loss for the year	-	-	-	-	-	(1,000)	(1,000)
Balance - February 28, 2008	-	-	2,195,000	220	17,335	(19,555)	(2,000)
Common stock isssued:							-
Acquisition of license			15,300,000	1,530	2,201,670		2,203,200
Services			400,000	40			40
Conversion of debt			896,000	90	6,310		6,400
Net loss for the year	-	-	-	-	-	(190,306)	(190,306)
Balance - February 28, 2009	-	-	18,791,000	1,880	2,225,315	(209,861)	2,017,334
Effect of recapitalization - reverse merger			13,598,000	30,509	195,645		226,154
Issuance of unit of 2 shares of							-
common stock and one warrant			538,000	538	268,462		269,000
Net loss for the year	-	-	-	-	-	(945,641)	(945,641)
Balance - February 28, 2010			32,927,000	32,927	2,689,422	(1,155,502)	1,566,847

Issuance of units of 2 shares of
common stock and one warrant			334,000	334	166,666		167,000
Common stock issued:
Cash			300,000	300	149,700		150,000
Warrant exercise			400,000	400			400
Debt			162,500	163	81,087		81,250
Conversion of debt			250,000	250	124,750		125,000
Awards			2,525,000	2,525	1,107,475		1,110,000
Financing			55,000	55	(14,304)		(14,249)
Beneficial conversion feature - notes payable					23,000		23,000
Fair market value of warrant and option awards					693,000
Net loss for the period	-	-	-	-	-	(2,501,394)	(1,808,394)
Balance - August 31, 2010 (unaudited)	-	$-	36,953,500	$36,954	$5,020,796	$(3,656,896)	$1,400,854

See notes to condensed financial statements.

THERABIOGEN, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
	Six Months Ended
	August 31,		Inception to
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,501,394)	$(280,319)	$(3,656,896)
Adjustments to reconcile to net loss to net cash
used in operating activities
Amortization of debt discount	31,250	-	31,250
Amortization of license costs	46,404	49,028	208,397
Noncash compensation	1,803,000	-	1,976,390
Changes in operating assets and liabilities
Interest receivable	(312)	-	(713)
Inventory	(188,853)	(3,000)	(203,000)
Accounts payable and accrued expenses	109,683	46,507	232,592
Net cash used in operating activities	(700,222)	(187,784)	(1,411,980)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of license	-	(75,000)	(225,000)
Loan to related party	-	-	(10,000)
Net cash used in investing activities	-	(75,000)	(235,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock and units (including shares to be issued)	342,751	-	615,956
Exercise of stock warrants	400	-	400
Proceeds from capital contribution		500	5,000
Proceeds from issuance of indebtedness	365,000		385,000
Proceeds from issuance of debt - related parties	38,107	270,000	689,607
Net cash provided by financing activities	746,258	270,500	1,695,963

Net increase in cash	46,036	7,716	48,983

Cash at beginning of period	4,137	871	-

Cash at end of period	$50,173	$8,587	$48,983

SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities

Common stock issued in connection with:
extinguishment of indebtedness	$125,000	$-	$131,400
acquisition	$-	$-	$61,154
license	$-	$-	$2,203,200

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

As described in Note 4, effective January 5, 2010, Old TheraBiogen merged into Kushi and Kushi changed its corporate name to TheraBiogen, Inc.  For accounting purposes, this transaction was treated as an acquisition of Kushi and a recapitalization of Former TheraBiogen.  The Former TheraBiogen is the accounting acquirer and the results of its operations carryover.

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

NOTE 3 - RESTATEMENT

As disclosed in Note 8 to the condensed financial statements, we determined that various stock option grants totaling 1,650,000 shares with an aggregate fair value of $693,000 awarded during the quarter ended August 31, 2010 were not previously reported in the Form 10-Q for that quarter which was originally filed on October 19, 2010, and amended on March 16, 2011. These financial statements have been restated to record additional compensation expense of $693,000 related to the awards, and to increase previously reported net loss by $693,000 and loss per share by $0.02.

The impact on the condensed balance sheet as of August 31, 2010 is as follows:

Financial Statement Caption	As previously Reported	Adjustment	As Restated

Additional paid-in capital	$4,327,796	$693,000	$5,020,796

Deficit accumulated during the development stage	$(2,963,896)	$(693,000)	$(3,656,896)

The impact on the condensed statement of operations for the three months ended August 31, 2010 is as follows:

Financial Statement Caption	As previously Reported	Adjustment	As Restated

General and administrative	$851,443	$504,000	$1,355,443
Selling and marketing	$5,993	$189,000	$194,993
Total expenses	$946,232	$693,000	$1,639,232
Net loss	$(946,232)	$(693,000)	$(1,639,232)
Net loss - per share	(0.03)	(0.02)	(0.05)

The impact on the condensed statement of operations for the six months ended August 31, 2010 is as follows:

Financial Statement Caption	As previously Reported	Adjustment	As Restated

General and administrative	$1,650,058	$504,000	$2,154,058
Selling and marketing	$20,018	$189,000	$209,018
Total expenses	$1,808,394	$693,000	$2,501,394
Net loss	$(1,808,394)	$(693,000)	$(2,501,394)
Net loss - per share	(0.05)	(0.02)	(0.07)

The impact on the condensed statement of operations for the period from inception (April 26, 2000) through August 31, 2010 is as follows:

Financial Statement Caption	As previously Reported	Adjustment	As Restated

General and administrative	$2,504,964	$504,000	$3,008,964
Selling and marketing	$97,526	$189,000	$286,526
Total expenses	$2,963,896	$693,000	$3,656,896
Net loss	$(2,963,896)	$(693,000)	$(3,656,896)

The impact on the condensed statement of cash flows for the six months ended August 31, 2010 is as follows:

Financial Statement Caption	As previously Reported	Adjustment	As Restated

Net loss	$(1,808,394)	$(693,000)	$(2,501,394)
Noncash compensation	$1,110,000	$693,000	$1,803,000

The impact on the condensed statement of cash flows for the period from inception (April 26, 2000) through August 31, 2010 is as follows:

Financial Statement Caption	As previously Reported	Adjustment	As Restated

Net loss	$(2,963,896)	$(693,000)	$(3,656,896)
Noncash compensation	$1,283,390	$693,000	$1,976,390

NOTE 4 – MERGER

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

NOTE 5– LICENSE AGREEMENT

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

NOTE 6 – DEFERRED TAX ASSETS

As of August 31, 2010, the Company had net operating loss (NOL) carry-forwards available to offset future taxable income of approximately $3.76 million. The utilization of the NOL carry-forwards is dependent upon the tax laws in effect at the time the NOL carry-forwards can be utilized. As of August 31, 2010, a valuation allowance of $1.27 million has been recorded against the deferred tax asset due to the uncertainty surrounding its realization caused by the Company’s recurring losses. The NOL carry-forwards will expire from 2020 through 2030. The change in the valuation allowance during the six months ended August 31, 2010 was $903,000.

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

NOTE 8 – STOCK AWARDS AND LIABILITY FOR UNISSUED SHARES

The Company issued 2,525,000 as stock grants to directors and consultants, charging $1.1 million to consulting expense included in general and administrative expenses based upon the value of the shares at the time of the grant.  The Company awarded 1,650,000 warrants and stock options to directors and consultants.  These warrants and options vested upon grant and the Company charged $504,000 to general and administrative expenses and $189,000 to sales and marketing expenses based upon the fair market value of the warrants and options on date of grant.

The Company is obligated to issue 215,000 shares of common stock as result of a private placement of indebtedness during August 2010 as described in Note 6 above and 80,000 shares as result of the private placement of equity at $.50 per share.

NOTE 9 – RELATED PARTY TRANSACTIONS

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

The Company also has a consulting agreement with FSR, Inc., a shareholder of the Company, to provide the services of Kelly T. Hickel as Chairman and CEO of the Company.  The Company has recorded compensation to FSR of $65,650 and $30,000 and $20,000 and $94,650 during the three and six months ended August 31, 2010 and 2009, respectively.  During the six months ended August 31, 2010, the Company also awarded FSR stock grants and charged non-cash compensation for $650,000.  The Company is obligated to FSR, Inc. for $18,000 for an advance made by it to the Company.

All of the Company’s mineral claims are registered in the name of a former president of the Company and pursuant to a trust agreement are held in trust on behalf of the Company.

NOTE 10 - SUBSEQUENT EVENTS

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

Expenses for the three months ended August 31, 2010 totaled $1.6 million compared to $181,371 for the prior year period. General and administrative expenses of $1.4 million in the 2010 period consisted principally of consulting fees including non-cash charges of $1.3 million for the Board awarded stock and option grants. The interest expense for the three months ended August 31, 2010 increased $41,297 from the 2009 period as a result of the increase in related party indebtedness and the inclusion in the 2010 the amortization expense related to the discount attributable to the issuance of stock in connection with debt offerings.

Six months ended August 31, 2010 versus six months ended August 31, 2009

The Company has not yet generated any revenues from its planned operations.

Expenses for the six months ended August 31, 2010 totaled $2.5 million compared to $280,319 for the prior year period. General and administrative expenses of $2.2 million in the 2010 period consisted principally of consulting fees including non-cash charges of $1.8 million for the Board awarded stock and option grants. The interest expense for the six months ended August 31, 2010 increased $60,594 from the 2009 period as a result of the increase in related party indebtedness and the inclusion in the 2010 the amortization expense related to the discount attributable to the issuance of stock in connection with debt offerings.

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

Operating cash flows : We had no operating sources of cash in both the 2010 and 2009 periods.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 15, 2011.

TheraBiogen, Inc.

By:	/s/ Kelly T. Hickel
Chief Executive and Principal Financial Officer