Form 10-Q/A
period 2010-11-30
TheraBiogen, Inc.
filed 2011-06-15
CIK 1405286

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

EXPLANATORY NOTE

During the performance of our annual audit for the year ended February 28, 2011, we determined that various stock option grants totaling 1,650,000 shares with an aggregate fair value of $693,000 awarded during the quarter ended August 31, 2010 were not previously reported in the Form 10-Q for that quarter which was originally filed on October 19, 2010 and amended on March 16, 2011. This amended Form 10-Q/A is being filed to record the change in the nine month financial statements due to  the additional compensation expense of $693,000 related to the awards that was reported in a Form 10-Q/A for the quarter ended August 28, 2010 filed on June 15, 2011, and to increase previously reported net loss by $693,000 and loss per share by $0.02.

PART I.
ITEM 1. FINANCIAL INFORMATION

THERABIOGEN, INC.
BALANCE SHEETS

	November 30, 2010	February 28, 2010
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$36,682	$4,137
Accounts receivable	9,810	-
Inventory	142,347	14,147
Note and interest receivable-related party	11,315	10,411
Other - current	459	-
Total current assets	200,613	28,695
License, net of amortization of $232,000 and $162,000	2,196,601	2,266,207
Mineral rights	7,349	7,349
Goodwill	101,183	101,183
Total assets	$2,505,746	$2,403,434

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$275,083	$99,528
Notes and interest payable-related parties	825,856	343,059
Note payable - net of discount of $49,000 (2010)	116,373	20,000
Total current liabilities	1,217,312	462,587
Notes payable-related parties	-	374,000
Liability for unissued common stock	150,000	-

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 150,000,000 shares
authorized 37,814,500 and 32,927,500 outstanding	37,815	32,927
Additional paid-in capital	5,401,634	2,689,422
Accumulated deficit	(4,301,015)	(1,155,502)
Total stockholders' equity	1,138,434	1,566,847
Total liabilities and stockholders' equity	$2,505,746	$2,403,434

See notes to condensed financial statements.

THERABIOGEN, INC.
CONDENSED STATEMENT OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2010	2009	2010	2009

Sales - net	$278,512		$278,512

Costs and Expenses
Cost of sales	282,089	$15,468	328,493	$84,103
General and administrative	271,033	174,539	2,425,091	325,141
Selling and marketing	127,377	8,000	336,395	52,762
Total costs and expenses	680,499	198,807	3,089,979	462,006
Operating loss	(401,987)	(198,807)	(2,811,467)	(462,006)
Other expenses
Interest - related party	16,664	14,543	62,630	30,863
Interest -net	199,539	-	230,487	-
Finance cost	25,929	-	40,929	-
Total other expenses	242,132	14,543	334,046	30,863
Net loss	$(644,119)	$(212,550)	$(3,145,513)	$(492,869)

Net loss - per share	$(0.02)	$(0.01)	$(0.09)	$(0.03)

Weighted average shares outstanding
basic and dilutive	37,277,991	18,791,000	34,806,357	18,791,000

See notes to condensed financial statements.

THERABIOGEN, INC.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Number	Amount	Capital	Deficit	Equity

Balance - February 28, 2010	32,927,000	$32,927	$2,689,422	$(1,155,502)	$1,566,847

Issuance of units of 2 shares of
common stock and one warrant	760,000	760	367,240	-	368,000
Common stock issued:
Cash	300,000	300	149,700	-	150,000
Warrant exercise	400,000	400	-	-	400
Consulting agreement	50,000	50	24,950	-	25,000
Debt	497,500	498	130,451	-	130,949
Conversion of debt	250,000	250	124,750	-	125,000
Awards	2,525,000	2,525	1,107,475	-	1,110,000
Financing	105,000	105	(14,354)	-	(14,249)
Fair market value of warrant and option awards			693,000		693,000
Beneficial conversion feature - notes payable	-	-	129,000	-	129,000
Net loss for the period	-	-	-	(3,145,513)	(3,145,513)
Balance - November 30, 2010	37,814,500	$37,815	$5,401,634	$(4,301,015)	$1,138,434

See notes to condensed financial statements.

THERABIOGEN, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
	Nine Months Ended
	November 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,145,513)	$(492,870)
Adjustments to reconcile to net loss to net cash
used in operating activities
Amortization of debt discount	238,008	-
Amortization of license costs	69,606	84,103
Noncash compensation	1,843,000	-
Interest	13,136	-
Interest-net - related parties	62,630	30,863
Changes in operating assets and liabilities
Accounts receivable	(9,810)	-
Inventory	(128,200)	(17,147)
Other current assets	(459)	-
Accounts payable and accrued expenses	175,555	17,344
Net cash used in operating activities	(882,047)	(377,707)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of license	-	(75,000)
Loan	-	(10,000)
Net cash used in investing activities	-	(85,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock and	608,751	150,000
units (including shares to be issued)
Exercise of stock warrants	400	-
Proceeds from capital contribution	-	500
Proceeds from issuance of indebtedness	495,000	-
Proceeds from issuance of debt - related parties	57,107	328,000
Repayment of indebtedness	(237,166)	-
Repayment of related party debt	(9,500)	-
Net cash provided by financing activities	914,592	478,500

Net increase in cash	32,545	15,793

Cash at beginning of period	4,137	871

Cash at end of period	$36,682	$16,664

SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities

Common stock issued in connection with:
extinguishment of indebtedness	$125,000	$-

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

As described in Notes 1 and 4, effective January 5, 2010, Former TheraBiogen merged into Kushi and Kushi changed its corporate name to TheraBiogen, Inc.  For accounting purposes, this transaction was treated as an acquisition of Kushi and a recapitalization of Former TheraBiogen.  The Former TheraBiogen is the accounting acquirer and the results of its operations carryover.

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

NOTE 3 – RESTATEMENT

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

The impact on the condensed balance sheet as of November 30, 2010 is as follows:

	As previously		As
Financial Statement Caption	Reported	Adjustment	Restated

Additional paid-in capital	$4,708,634	$693,000	$5,401,634
Deficit accumulated during the
development stage	$(3,608,015)	$(693,000)	$(4,301,015)

The impact on the condensed statement of operations for the nine months ended November 30, 2010 is as follows:

	As previously		As
Financial Statement Caption	Reported	Adjustment	Restated

General and administrative	$1,921,091	$504,000	$2,425,091
Selling and marketing	$147,395	$189,000	$336,395
Total expenses	$2,396,979	$693,000	$3,089,979
Operating loss	$(2,118,467)	$(693,000)	$(2,811,467)
Net loss	$(2,452,513)	$(693,000)	$(3,145,513)
Net loss - per share	$(0.07)	$(0.02)	$(0.09)

The impact on the condensed statement of cash flows for the nine months ended November 30, 2010 is as follows:

	As previously	As
Financial Statement Caption	Reported	Adjustment	Restated

Net loss	$(2,452,513)	$(693,000)	$(3,145,513)
Noncash compensation	$1,150,000	$693,000	$1,843,000

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

NOTE 5 – LICENSE AGREEMENT

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

NOTE 6 – DEFERRED TAX ASSETS

As of November 30, 2010, the Company had net operating loss (NOL) carry-forwards available to offset future taxable income of approximately $4.4 million. The utilization of the NOL carry-forwards is dependent upon the tax laws in effect at the time the NOL carry-forwards can be utilized. As of November 30, 2010, a valuation allowance of $1.7 million has been recorded against the deferred tax asset due to the uncertainty surrounding its realization caused by the Company’s recurring losses.  The change in the valuation allowance during the nine months ended November 30, 2010 was $1.3 million.  The NOL carry-forwards will expire from 2020 through 2030.

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

NOTE 8 – COMMON STOCK

During the nine months ended November 30, 2010, the Company authorized the issuance 2,555,000 shares of common stock as stock grants to directors and consultants (including 30,000 shares to be issued as of November 30, 2010 included liability for unissued shares), charging $1.1 million to consulting expense included in general and administrative expenses based upon the fair value of the shares at the time of the grant. The Company also awarded 1,650,000 warrants and stock options to directors and consultants.  These warrants and options vested upon grant and the Company charged $504,000 to general and administrative expenses and $189,000 to sales and marketing expenses based upon the fair market value of the warrants and options on date of grant.

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

NOTE 10.  OTHER FINANCING ARRANGEMENTS

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

NOTE 11 - SUBSEQUENT EVENTS

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

See also Notes 7 and 9 for other subsequent financing events.

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

    Expenses for the three months ended November 30, 2010 totaled $680,000 compared to $199,000 for the prior year period. Costs of sales of $282,000 in the 2010 quarter exceeded net sales principally due to the significant allowances provided during the period for a rebate program which was recorded as a reduction of sales in accordance with generally accepted accounting principles in the United States.  In addition, cost of sales was charged with the expense related to amortization of the product license fee.  Amortization of the license fees was also reclassified to cost of sales for the prior periods to correspond with this treatment as a result of the introduction of sales during this quarter.  General and administrative expenses of $271,000 in the 2010 period consisted principally of consulting fees. The interest expense of $216,000 for the three months ended November 30, 2010 increased from $15,000 in the 2009 period as a result of the increases in related party indebtedness and the amortization expense related to the discount attributable to the issuance of common stock in connection with debt offerings and beneficial conversion feature in some of the indebtedness.

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

    Expenses for the nine months ended November 30, 2010 totaled $3.1 million compared to $462,000 for the prior year period. Costs of sales of $328,000 in the 2010 period exceeded net sales due to the significant allowances provided during the period for a rebate program which was recorded as a reduction of sales in accordance with generally accepted accounting principles in the United States.  In addition, cost of sales was charged with the expense related to amortization of the product license fee.  Amortization of the license fees was also reclassified to cost of sales for the prior periods to correspond with this treatment as a result of the introduction of sales during this quarter.  General and administrative expenses of $2.4 million in the 2010 period consisted principally of consulting fees including non-cash charges of $1.9 million for the Board and consultant awarded stock and option grants. The interest expense for the nine months ended November 30, 2010 increased $262,000 from the 2009 period as a result of the increases in related party indebtedness and the amortization expense related to the discount attributable to the issuance of stock in connection with debt offerings and beneficial conversion feature in some of the indebtedness.

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

    During the three months ended November 30, 2010, the Company continued to conduct a private placement of its common stock units containing shares and warrants and additionally offerings of indebtedness which included shares.  The offerings are exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, open to “accredited investors” as that term is defined in Rule 501 of Regulation D. The maximum to be raised is $6 million.  During the period, the Company had received $318,000 for fully paid subscriptions for units containing 636,000 shares and 318,000 warrants to purchase shares at $1.25 per share. The Company also issued 200,000 shares and is obligated to issue 100,000 shares in connection with the incurrence of indebtedness aggregating $150,000.

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
Chief Executive Officer