Form 10-K
period 2011-02-28
TheraBiogen, Inc.
filed 2011-06-15
CIK 1405286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K
(Mark One)

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2011

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

866-284-9561

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ]Yes  [x ] No

On August 31, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock beneficially held by non-affiliates of the registrant was $14,949,326 based upon the average of the bid and asked prices of the stock on that date of $0.50.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of May 19, 2011, we had 40,783,166 shares of common stock outstanding.

THERABIOGEN, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED FEBRUARY 28, 2011
TABLE OF CONTENTS

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

OVERVIEW

We were incorporated on October 3, 2005 under the laws of the State of Nevada as Kushi Resources, Inc. On January 5, 2010, we merged with TheraBiogen, Inc., also a Nevada corporation.  We were the surviving entity in the merger and changed our name to TheraBiogen, Inc.  All references in this Report to TheraBiogen mean TheraBiogen, Inc., formerly Kushi Resources Inc., unless otherwise indicated.

Until the merger with TheraBiogen, Inc. on January 5, 2010, we had been an exploration stage company engaged in the acquisition and exploration of mineral properties.  After the merger we began to pursue the activities of the former TheraBiogen, Inc, the development and marketing of homeopathic nasal spray products, as our primary business.  During the forth quarter of fiscal 2011 we determined that the value of our mineral rights was not sufficient to justify further pursuit of that business plan.  On April 20, 2011 the Board of Directors of the Company approved the write-off of the mining interests and assets.

On June 18, 2009, Kelly T. Hickel was appointed to our board of directors. During August, 2009, a controlling interest in the Company was acquired as reported on the Form 14F-1 filed with the SEC on August 31, 2009. As part of that change in control, our former Chairman and sole officer, Greg Corcoran, resigned as an officer and director, leaving Mr. Hickel as the sole remaining director.  Mr. Hickel also was appointed as our President, Secretary and Treasurer and sole officer.  On November 17, 2009, we appointed three new directors to the Board: Dwight Brunhoeler, Barry Saxe and Boris Rubizhevsky, to serve with Mr. Hickel.  Mr. Brunhoeler resigned in May 2010 for personal reasons.

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

PLAN OF OPERATION

Nasal Products

During 2008, TheraBiogen, Inc. entered into an exclusive licensing agreement with a California company, Nasal Therapeutics, Inc., to develop, manufacture, market and sell four homeopathic nasal sprays, THERA MAX™ Cold Relief, THERA MAX™ Flu Relief, THERA MAX™ Allergy Relief and THERA MAX™ Migraine Relief, on an exclusive basis in North America and with a right of first refusal for all other product areas. The principal of Nasal Therapeutics, Inc., Dr. Charles Hensley had developed ZICAM Allergy and the nasal delivery systems used in the ZICAM product line extensions. Dr. Hensley founded Geltech, LLC. the company that launched ZICAM and made the product a household name. In 2001, Dr. Hensley and his partners sold their interest in Geltech to Matrixx Initiatives (MTXX).

ZICAM had been a leading cold remedy in the United States with sales exceeding $100,000,000 in 2006. However, in recent years, the use of zinc in the ZICAM product has come under fire. In 2003, reports began to surface that a small number of ZICAM users suffered a condition known as anosmia, or total loss of smell. These reports left questions in the minds of consumers, creating a significant market for a ZICAM-type product that does not contain zinc. In May, 2009, the Food & Drug Administration issued a nationwide recall of ZICAM nasal spray products containing zinc. No THERA MAX™ product contains zinc in any form.

Under the terms of the License Agreement, we issued 15,300,000 shares of its common stock to Nasal Therapeutics, Inc. on September 2, 2008 and paid Nasal Therapeutics, Inc. the sum of $150,000, as an initial license fee. There is also an annual license fee of $100, payable on September 1 of each subsequent year of the license, which has a 20 year term. The shares of common stock issued to Nasal Therapeutics, Inc. were valued at $0.144 per share, resulting in the cost of the license being $2,353,200, including the $150,000 cash payment and the value of the stock issued. This total license cost is being amortized over the twenty year life of the license. The issue of the shares to Nasal Therapeutics, Inc. resulted in a change of control of the Company.

In July, 2009, we entered into an Amended and Modified License Agreement with Nasal Therapeutics, Inc. to remove all territorial limits, to extend the terms to 25 years, and to obtain the transfer of the pending trademark application for the THERA MAX™ name. We paid a total of $75,000 for the extension and the trademark.  As a result of this modification, we calculated the amortization of the license cost over the new term, as follows:

Original license cost	$2,353,200
Less: Amortization to 7-31-2009	(107,855)
Remaining cost	$2,245,345
Add: Modification cost	75,000
Total adjusted cost	$2,320,345

The adjusted cost is being amortized over the 25 year term of the modified license commencing August 1, 2009, in equal monthly installments of $7,734.

Business model

In September 2010, we began shipping two homeopathic nasal sprays into the United States over-the-counter market, THERA MAX™ Cold and Flu Relief and THERA MAX™ Allergy Relief. We identified and contracted with manufacturers for the products, and designed packaging materials. On June 26, 2009, we entered into a marketing, sales and distribution agreement with Elias Shaker Company for distribution of THERA MAX™ products.  That agreement was terminated in November 2010. We received orders from and shipped product to Rite Aid Corporation in and since July 2010. Our two products have been sold in all Rite Aid locations since September 2010. We have an agreement in place with Rite Aid for their 2012 fiscal year for both products in amounts similar to their 2011 fiscal year volumes.

We have received and shipped orders to, in addition to Rite Aid and Walgreens Miami District South, Hannaford Supermarkets, Discount Drug Mart, Big Y Supermarkets and Food Lion. We have also entered into a Sponsorship Agreement with the Miami Heat and Walgreens Miami South District and shipped product to approximately 300 Walgreens stores in that District. That product has been on sale in these locations since late February 2011.  THERA MAX™ has received visibility on both local and national television as a result of signage placement in the arena at the HEAT games. We are negotiating similar Sponsorship Agreements with additional sports teams and retailers in other regions of the country.

We are in the final stages of approval of THERA MAX™ Cold Relief by several additional major retailers for introduction into their retail stores for the 2012 season which begins in September 2011. We have received vendor approval for one of them and a vendor number which enables us to negotiate agreements in two others pending final approval

Homeopathic nasal sprays

THERA MAX™ Cold and Flu Relief

THERA MAX™ Cold Relief homeopathic nasal spray is, we believe, the next generation cold remedy product, without any actual or potential hazards from zinc ZICAM, which was developed by Dr. Hensley in the late 1990s and includes zinc in the formulation had been a highly successful product with sales exceeding US$100,000,000 in 2006. See above for a more complete explanation, but the ZICAM nasal cold remedy was ordered by the FDA to be removed from the shelves in July 2009.

Common colds are caused primarily by rhinoviruses and coronaviruses. Rhinoviruses infect nasal cells by attaching to ICAM (Inter-cellular Adhesion Molecule receptor sites on the nasal membrane. The Company believes that THERA MAX™ Cold Relief is superior to other homeopathic cold remedies on a variety of levels. Similar to other remedies, the active ingredients of THERA MAX™ Cold Relief also binds to the rhinovirus attachment site inhibiting rhinovirus attachment to ICAM receptors. However, unlike other remedies, THERA MAX™ Cold Relief ingredients also inhibits the ability of rhinovirus to increase the amount of ICAM receptors on the nasal membrane. Furthermore, the active ingredients in THERA MAX™ Cold Relief also inhibits the entry of coronaviruses making it effective for coronavirus common colds as well. The fact that the actives in THERA MAX™ Cold Relief decreases ICAM levels and inhibits both rhinovirus and coronavirus should result in a more complete suppression of common cold infections than what is seen with other homeopathic products. Human studies on THERA MAX™ Cold Relief are still a few months from being initiated. However, we expect THERA MAX™ Cold Relief to be much more effective than other homeopathic products at reducing the duration of the common cold. Patents protecting the THERA MAX™ Cold Relief intellectual property have been filed with the United States Patent and Trademark Office.

THERA MAX™ Flu Relief

THERA MAX™ Flu Relief homeopathic nasal spray is the influenza equivalent to ZICAM cold remedy. The active  ingredient in THERA MAX™ Flu Relief inhibits influenza virus infections by blocking influenza virus entry into cells. Furthermore, the active ingredient of THERA MAX™ Flu Relief inhibits influenza viral uncoating and replication. Based on the in vitro data and preliminary clinical results, we expect the THERA MAX™ Flu Relief to be extremely effective at treating influenza in humans. Patent applications seeking to protect the THERA MAX™ Cold and Flu Relief intellectual property have been filed with the United States Patent and Trademark Office by the Licensor.

We are marketing the Cold and Flu Relief  in one formulation which distinguishes our product from any other product currently on the market.
THERA MAX™ Allergy Relief

The nasal manifestation of allergies is mediated by receptors present on the surface of the nasal membrane. Antigens such as pollen, dust, animal proteins etc. increase the expression and subsequent presentation of receptors on the nasal membranes and provide the attachment site for inflammatory mediators of the allergic response. The intracellular mediator of the antigen induced increase in expression and the rhinovirus induced expression is the same. Therefore, active ingredients in THERA MAX™ cold that inhibit the expression form the core of the THERA MAX™ Allergy Relief formulation. By inhibiting the antigen induced expression on the nasal membrane, it is predicted that THERA MAX™ Allergy Relief will be extremely effective at treating and preventing nasal allergies.  We expect to launch the allergy relief during the second half of this year.

Additional formulations and delivery mechanisms are under development by the Company. For instance, in February 2011 the Company licensed an oral delivery mechanism which we intend to use to develop product line extensions for the current products. In addition, our scientific advisory board is reviewing additional possible formulations.

Manufacturing and Distribution

Our products are manufactured and packaged by a third-party manufacturer. The manufacturer is registered with the FDA, which requires it to adhere to current Good Manufacturing Practices in its production processes and procedures. The manufacturer is responsible for sourcing raw materials used in its production of our products from third-party suppliers. We rely on individual production orders to meet our needs from these suppliers.

Our manufacturer is subject to reporting, facility inspection, and governmental review. In general, subsequent discovery of previously unrecognized problems or failure to comply with applicable regulatory requirements could result in restrictions on manufacturing or marketing of the products, product recalls or withdrawal, fines, seizure of product, as well as withdrawal or suspension of regulatory approvals.

Our manufacturer is responsible for production processes, including compounding and producing product mixtures, filling bottles, assembling finished product and packing finished product in master cases. Finished products are shipped to an independent warehouse for storage prior to shipment to our customers.

RECENT DEVELOPMENTS

None.

COMPETITION

All of the THERA MAX™ products compete in the highly competitive over-the-counter cold, allergy/sinus, and symptom relief market groups of the overall cough and cold category. Our products compete against a vast number of well-established brands marketed by large pharmaceutical and consumer products companies as well as an increasing number of store brand products. Store brand products are generally sold at a substantial discount to branded products. Participants in the cough and cold category compete primarily on the basis of price, product benefit, quality of product, and brand recognition. Most of our competitors have substantially greater financial, marketing and other resources, longer operating histories, larger product portfolios and greater brand recognition than we do. With our limited resources, we aim to succeed in this category by emphasizing the unique claims regarding our products and providing consumers with innovative delivery systems.

REGULATORY MATTERS

We are subject to various federal, state and local laws and regulations that affect our business. All of our products are subject to regulation by the FDA, including regulations with respect to manufacturing processes and procedures, ingredients in the products, labeling and claims made. Our drug products are commercially distributed by following the Homeopathic Pharmacopeia or FDA’s OTC monographs. The OTC monographs classify certain drug ingredients as safe and effective for specified uses and establish categorical requirements for the marketing of drugs containing such ingredients without pre-approval. All of our THERA MAX Cold & Flu and THERA MAX Allergy Relief products are subject to the requirements of the Homeopathic Pharmacopeia of the United States.  All of our claims and advertising are subject to the rules of the Federal Trade Commission (FTC). Although we believe that our products and claims comply in all material respects with the regulatory requirements, if the FDA or FTC were to determine that we are in violation of any such requirement, either agency could restrict our ability to market the products, require us to change the claims that we make or cause us to remove the products from the market.

EMPLOYEES

As of February 28, 2011, we engaged five full or part time advisors under written or informal consulting agreements.

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

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS COULD FAIL.

Our current operating funds are not sufficient to meet the anticipated costs of our marketing and production programs,. Three of our exploration program or if we decide to begin mining efforts in the event that it is determined that our property contains mineral reserves, we will need to obtain additional financing in order to complete our business plan. Our plan of operation calls for significant expenses in connection with the marketing of our Thera Max™ products. We currently do not have adequate arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors outside of our control, including the results from our marketing programs including additional costs and expenses that may exceed our current estimates. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business could fail.

WE HAVE YET TO EARN SIGNIFICANT REVENUE AND BECAUSE OUR ABILITY TO SUSTAIN OUR OPERATIONS IS DEPENDENT ON OUR ABILITY TO RAISE FINANCING, THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Because we have only recently commenced business operations, we expect to incur substantial losses for the foreseeable future. We have never earned significant revenues and we have never been profitable.. This could cause our business to fail.

Our future is dependent upon our ability to obtain additional customers and financing and upon future profitable operations from the development of retail distribution and sales. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditors, Moss, Krusik & Associates, LLC, have expressed substantial doubt about our ability to continue as a going concern given our accumulated losses. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to complete our business plan.

BECAUSE OUR SOLE EXECUTIVE OFFICER DOES NOT HAVE FORMAL TRAINING SPECIFIC TO THE TECHNICALITIES OF THE PHARMACEUTICAL INDUSTRY, THERE IS A HIGHER RISK THAT OUR BUSINESS WILL FAIL.

Kelly Hickel, our sole executive officer and a director, does not have any formal training as a scientist or in the technical aspects of management of a pharmaceutical company. With no direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry. Our management's decisions and choices may not take into account standard managerial approaches pharmaceutical companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

WE FACE SIGNIFICANT COMPETITION IN THE PHARMACEUTICAL INDUSTRY.

We compete with other pharmaceutical companies possessing greater financial resources and technical facilities than us in connection with the development and marketing of pharmaceutical products and in connection with the recruitment and retention of qualified personnel.

THE COMPANY HAS LIMITED RESOURCES AND NO SIGNIFICANT REVENUES

The Company has limited resources and has had limited revenues to date. In addition, the Company will not achieve any significant revenues until, at the earliest, the expanded distribution of the THERA MAX™ Cold and Flu Relief. Moreover, there can be no assurance that the Company's additional distribution of any THERA MAX™ products will provide any material revenues or operate on a profitable basis.

THE COMPANY MAY NEED ADDITIONAL FINANCING IN ORDER TO EXECUTE ITS BUSINESS
PLAN

The Company has had minimal revenues to date and will be dependent upon its limited available financial resources. The Company cannot ascertain with any degree of certainty the capital requirements for the execution of its business plan. In the event that the Company's limited financial resources prove to be insufficient to implement the Company's business plan, the Company may be required to seek additional financing.

ADDITIONAL FINANCING MAY NOT BE AVAILABLE TO THE COMPANY IF NEEDED

There can be no assurance that additional financing, if needed, will be available on acceptable terms, or at all. To the extent that additional financing proves to be unavailable when needed, the Company would, in all likelihood, be compelled to abandon plans to market the THERA MAX™ products. The failure by the Company to secure additional financing, if needed, could also have a material adverse effect on the continued development or growth of its business model. The Company is negotiating arrangements with bank or financial institution to secure additional financing and there can be no assurance that any such arrangement, will be available on terms deemed to be commercially acceptable and in the best interests of the Company.

THE COMPANY MAY NOT BE ABLE TO BORROW FUNDS IF NEEDED

There currently are no limitations on the Company's ability to borrow funds to increase the amount of capital available to the Company to undertake its business plan. Moreover, the limited resources of the Company and lack of operating history may make it difficult to borrow funds. The amount and nature of any borrowings by the Company will depend on numerous considerations, including the Company's capital requirements, the Company's perceived ability to meet debt service on any such borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. There can be no assurance that debt financing, if required or sought, would be available on terms deemed to be commercially acceptable by and in the best interests of the Company. The inability of the Company to borrow funds required to undertake its business model, may have a material adverse effect on the Company's financial condition and future prospects. Additionally, to the extent that debt financing ultimately proves to be available, any borrowings may subject the Company to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest.

SUCCESS OF THE COMPANY'S BUSINESS PLAN DEPENDS IN LARGE PART UPON THE SUCCESS OF ITS PRODUCTS, WHICH WERE ONLY RECENTLY INTRODUCED TO CONSUMERS

The success of the Company's proposed plan of operation will depend to a great extent on the acceptance of its homeopathic products by the public. To date, only limited market studies or projections of the acceptance of these products have been conducted.

General Risk Factors

THE COMPANY DEPENDS UPON ITS EXECUTIVE OFFICERS AND DIRECTORS

The ability of the Company to successfully carry out its business model will be dependent upon the efforts of its executive officers and directors, as well as its ability to attract additional directors and executive officers.  The Company has not entered into employment agreements with any officer or director concerning compensation.

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

We currently do not own any physical property or own any real property. Our principal office is located at 120 Wall Street, New York, NY 10005, a portion of which we sub-lease at the monthly rental of $2,000.

ITEM 3.  LEGAL PROCEEDINGS

There are no legal proceedings pending, or to the best knowledge of management threatened against the Company.  There were no legal proceedings previously pending which were resolved during the fiscal year ended February 28, 2011.

ITEM 4.  REMOVED AND RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)  Market information.  During the fiscal year ended February 28, 2011, our common shares of stock were listed or admitted for trading on the NASD OTC Bulletin Board market under the symbol KUSI and then TRAB.  The trading activity in our stock during the fiscal year ended February 28, 2011 was minimal so the remaining information requested in Item 5(a) is omitted as not material.

(b)  Holders.  As of May 19, 2011, there were approximately 170 holders of record of our common stock.

(c)  Dividends. The Company has not paid any dividends to date, has not yet generated earnings sufficient to pay dividends, and currently does not intend to pay dividends in the foreseeable future.

(d)  Securities authorized for issuance under equity compensation plans.

None.

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The financial summaries that follow present the consolidated results of operations of TheraBiogen, Inc. for the periods presented, as a result of the merger between the former TheraBiogen, Inc. and Kushi Resources, Inc. effective January 5, 2010. The consolidated results of operations for TheraBiogen, Inc. reflect the former Kushi Resources, Inc. fiscal year end of the last day of February, which differed from that of the former TheraBiogen, Inc. year end of December 31, 2009.  Accordingly, the amounts shown from the audited consolidated financials reflect the financial position and results of operations as of and for the years ended February 28, 2011 and 2010.

RESULTS OF OPERATIONS

	Year Ended	Year Ended
	February 28, 2011	February 28, 2010
Revenue	$468,158	$411
Expenses	(4,561,537)	(946,052)
Net income (loss)	$(4,093,379)	$(945,641)

Revenue

We began shipping products for revenue in September 2010.  From inception through August 2010 we generated no revenue.  Revenue comes from sales of our products to retailers.  We use sales agents to assist us in selling.  Our target customers are regional and national retail drug, grocery and general retail chains.

 Operating Costs and Expenses

Our operating expenses for the years ended February 28, 2011 and 2010 consisted of the following:

	Year ended	Year ended
	February 28, 2011	February 28, 2010
Cost of goods sold	$488,618	$--
Advertising and marketing	93,118	77,508
Amortization of license	141,923	103,166
Bank charges and interest	6,004	3,104
Consulting expense	3,047,882	484,194
Insurance	78,219	67,430
Miscellaneous	5,485	17,607
Office expense	119,860	25,403
Payroll	25,528	31,146
Professional fees	120,229	39,495
Rent	29,850	17,150
Testing	6,704	17,425
Total operating expense	$4,163,420	$883,628

Our operating expenses increased by $3,279,792 or 371% from $883,628 for the year ended February 28, 2010 to $4,163,420 for the year ended February 28, 2011. $488,618 of this increase is Cost of goods sold for initial product sales during the fiscal year.  An additional $2,178,751 of expenses in fiscal 2011 are non-cash grants of stock and options to directors and consultants for services rendered and as incentive payments.  The remaining increase in operating expenses was primarily due to increases in our administrative and consulting fees as we begin shipping product to customers and increasing our sales and marketing activities.

Over the next twelve months, we anticipate generating significant revenue from the THERA MAX™ product line, but will require additional sources of capital to do so.

LIQUIDITY AND CAPITAL RESOURCES
Working Capital
			Percentage
	At	At	Increase /
	February 28, 2011	February 28, 2010	(Decrease)
Current Assets	$342,133	$28,695	1092%
Current Liabilities	(1,472,024)	(442,349)	233%
Working Capital Surplus (Deficit)	$(1,129,891)	$(413,654)	173%

Cash Flows
	Year Ended February 28,
	2011	2010
Cash Flows Used In Operating Activities	$(1,466,127)	$(597,734)
Cash Flows Used In Investing Activities	(1,026)	(85,000)
Cash Flows From Financing Activities	1,463,016	686,000
Net Increase (Decrease) In Cash During Period	$(4,137)	$3,266)

As at February 28, 2011, we had cash of $0 and negative cash flow from operations of $(1,466,127). To date, we have funded our operations with cash that we received from the sale of our common stock, advances from related parties as loans, and advances against manufacturing costs from a financing company.

We had a working capital deficit of $1,129,891 as of February 28, 2011 compared to a working capital deficit of $413,654 as of February 28, 2010. The increase in our working capital deficit is attributable to the completion of the merger and the resulting acquisition of operating assets and the increase in short term debt to finance operations.

Our current cash and operating cash flows are not sufficient to meet our working capital requirements for the next twelve months.  We currently need to raise additional funds through public or private financings or borrowings to fund our operations.  No assurance can be given that additional financing will be available or that, if available, such financings can be obtained on terms favorable to our stockholders or us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates, and equity price risk and the normal risks associated with a start-up business. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. During the twelve months ended February 28, 2011, we did not engage in any hedging activities.

Since the Company to date has had no significant operations, the information and disclosures required by Item 305 of Regulation S-K are omitted as not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the index to the financial statements of the Company on page 21.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On June 30, 2010, our former audit firm, Berman Hopkins Wright & LaHam CPAs and Associates, LLP (“Berman Hopkins”)  notified us that the audit partners on our account were no longer affiliated with the firm and that, as a result, Berman Hopkins had decided to resign as the Company’s independent registered public accounting firm.

The reports of Berman Hopkins on the Company’s financial statements as of and for the year ended February 28, 2010 and 2009, contained no adverse opinion or disclaimer of opinion nor was it qualified or modified as to uncertainty, audit scope, or accounting principle, except that the reports for both years expressed a concern regarding the Company’s ability to continue as a going concern.

During the recent fiscal years ending February 28, 2010 and  2009 and the subsequent period through June 30, 2010, there have been no (i) disagreements with Berman Hopkins on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Berman’s satisfaction, would have caused Berman Hopkins to make reference to the subject matter of the disagreement(s) in connection with its reports; or (ii) “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company has provided Berman Hopkins with a copy of the above disclosures and requested that Berman Hopkins furnish the Company with a letter addressed to the U.S. Securities and Exchange Commission stating whether or not it agrees with the above statement. A copy of Berman’s letter, dated October 4, 2010 was filed as Exhibit 16.1 to a Current Report on Form 8-K filed on October 6, 2010.

On October 6, 2010, effective July 1, 2010, the Board of Directors of the Company engaged Moss, Krusick & Associates, LLC of Winter Park (Orlando), Florida (“Moss, Krusick”) as the Company’s new independent public accounting firm.  Moss, Krusick was formed as a result of the split off of a substantial portion the securities practice of Berman Hopkins Wright & LaHam, CPAs and Associates, LLP (“Berman Hopkins”) into Moss, Krusick.  This was a result of the decision by Berman Hopkins, our former auditors to resign as our independent auditors to substantially reduce their securities audit practice.  The principals of Moss, Krusick are the same auditors who were engaged on the audit of the Company while at Berman Hopkins. Moss, Krusick has registered with the Public Company Accounting Oversight Board (”PCAOB”), and was advised of the acceptance of their application on August 12, 2010.

During the recent fiscal years ending February, 2010 and 2009, and the subsequent interim period prior to the engagement of Moss, Krusick, the Company had not either consulted Moss, Krusick regarding (i) the application of accounting principles to any specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on the Company’s financial statements, or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(v)) or a reportable event (as defined in Item 304(a)(1)(v)).

During the fiscal year ending February 28, 2011 and the subsequent period through June 15, 2011, there have been no (i) disagreements with Moss, Krusick on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Moss, Krusick’s satisfaction, would have caused them to make reference to the subject matter of the disagreement(s) in connection with its reports; or (ii) “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.  CONTROLS AND PROCEDURES.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management’s review and evaluation of the company’s internal controls over financial reporting did not involve a recognized framework for financial controls and was limited to the identification of risks associated with the limited number of personnel employed by the company and the direct involvement of the CEO and CFO in most business functions. In its assessment of the effectiveness of internal control over financial reporting as of February 28, 2011, our management including our Chief Executive Officer and Chief Financial Officer determined that there were control deficiencies that constituted material weaknesses, as described below.

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

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 28, 2011, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Management, including our Chief Executive Officer and Chief Financial Officer, has determined that the Company does not have the financial resources or personnel to address the material weaknesses identified or to conduct a more robust evaluation of its controls. As resources become available, management will develop and implement remedial actions to address the material weaknesses it has identified.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2011, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

IDENTIFICATION OF DIRECTORS and EXECUTIVE OFFICERS

The persons who served as directors and executive officers of the Company as of May 19, 2011 their ages and positions held in the Company, are listed below.

Name	Age	Position

Kelly T. Hickel	69	President, Chairman and CEO
Boris Rubizhevsky	60	Director
Barry Saxe	64	Director
Dr. Phillip Forman	52	Director
Richard Rifenburgh	79	Director

In November, 2009, the Company entered into a Consulting Agreement with FSR, Inc. for management consulting services, under which Kelly T. Hickel became President and CEO of the Company. FSR, Inc. also had a similar consulting agreement with the former TheraBiogen, Inc. Under the terms of the Consulting Agreement, FSR, Inc. will receive a monthly consulting fee of $5,000, plus out-of-pocket expenses, and received 200,000 shares of common stock. The monthly compensation amount for FSR, Inc. was increased to $10,000 in December 2009.

KELLY T. HICKEL has been a director of the Company and Chief Executive Officer since August, 2009.  He was appointed as Chairman of Paradise Music & Entertainment, Inc. (PDSE.pk) in February 2001 until he resigned in June 2006. Previously, Mr. Hickel was the turn-around President of MiniScribe Corp., a troubled Fortune 500 disk drive manufacturer, from 1989 to 1990. Mr. Hickel helped conduct a sale to Maxtor from bankruptcy and supported the estate as it returned $900 million to its stakeholders including 41% of the value to the public shareholders. He was the President of the Maxwell Technology Information Systems Group from 1993 until 1997, during which, Maxwell was the 9th best performing stock on NASDAQ and the #1 performing stock in California in 1996. Mr. Hickel was, recently, Chairman and Chief Restructuring Officer of The Tyree Company in Farmingdale, New York. He is Managing Director of The Turnaround Group, LLC and Strategic Growth Associates, LLC, a Denver-based advisory firm, CEO of Environmental Testing Laboratories, Inc., CEO of Spring Creek Capital, Inc. (OTCBB: SCRK) and CEO of United EcoEnergy Corp. (OTCBB:UEEC). Mr. Hickel has arranged a number of private and public company financings and financial restructuring over the years. Mr. Hickel is a graduate of Indiana University, with a Bachelors of Science, and has attended coursework at Columbia University.

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

BORIS RUBISHEVSKY has served as a director of the Company since June, 2008.  He has over thirty years of business experience ranging from corporate management and mergers and acquisitions, to business development, sales and marketing. He has held several Board of Director positions. Most recently, Mr. Rubizhevsky founded NexGen Security Corporation, a consulting firm specializing in homeland security, biological and environmental products and technologies. He actively works with firms in Germany and the former Soviet Union on the development of new technologies for homeland security and life science applications. Prior to this, in 1992 Mr. Rubizhevsky co-founded Isonics Corporation (NASDAQ: ISON), a diversified international company with offices in the United States, Germany and Russia and businesses in life science, semi-conductor wafer services and homeland security products. Mr. Rubizhevsky was with Isonics for fifteen years, playing a key role in its growth and development. He originally started the company to pursue life science opportunities based on products developed by the Russian nuclear industry. He identified expansion opportunities, leveraging Isonics’ technology and expertise into homeland security and biotech applications as well as 22 identifying capital funding sources, including the company’s initial public offering and follow-on secondary equity and debt offerings. Before founding Isonics, Mr. Rubizhevsky spent more than ten years with General Electric Company in a number of international sales and marketing managerial positions. These positions were based both in the US and abroad. Mr. Rubizhevsky holds a B.S. degree in engineering from the Stevens Institute of Technology. He is fluent in the Russian language and culture.

DR. PHILLIP FORMAN, DPM, has been a member of the Board of Directors since March 2011.   He served as the Co-Chief Compliance Officer of The Center for Wound Healing, Inc. (“CFWH”), a leading manager of comprehensive wound care treatment centers that offer hyperbaric oxygen therapy as well as traditional wound care treatment modalities.  Prior to Dr. Forman’s service with CFWH, he was the Medical Director of the New York Hyperbaric, the predecessor to American Hyperbaric, Inc., since 2001 and, from July, 2005 through January 18, 2007, served as the chief executive officer of American Hyperbaric, Inc.  Prior to joining New York Hyperbaric, Dr. Forman served as the co-medical director of the Staten Island University Hospital diabetic Treatment Center.

Dr. Forman received his doctor degree of Podiatric Medicine from the Pennsylvania College of Podiatric Medicine. His degree is a Diplomat, American Board of Podiatric Surgery. His academic appointments include Podiatric Attending and he has lectured both nationally and internationally on advanced wound care and hyperbaric medicine.  In addition, Dr. Forman has extensively participated in numerous wound care clinical trials involving diabetic foot infections, novel antibiotics, and new biopharmaceuticals for problem and non-healing wounds of the lower extremities.

RICHARD RIFENBURGH has been a member of the Board of Directors since March 11 He has also been a member of the Board of Directors of United EcoEnergy Corp. since June 2008. Since June 2008 he has served as the Chairman of Board of Directors of Paradise Music and Entertainment, Inc. and previously was its Vice Chairman. Mr. Rifenburgh has been an officer and director of many public companies since 1969. Mr. Rifenburgh attended Wayne University, majoring in Electrical Engineering.

SIGNIFICANT EMPLOYEES

We have no direct employees.  Kelly T. Hickel, the sole officer of the Company listed above, acted as an officer pursuant to a consulting agreement with FSR, Inc.  Ron Gustilo, serves as product manager for the THERA MAX® line of products under a consulting agreement beginning in January 2010, and William Warchus serves as Chief Accounting Officer also under a consulting agreement. Our Chief Medical Officer serves part time on an informal consulting basis.

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

ITEM 11.  EXECUTIVE COMPENSATION.

CASH AND OTHER COMPENSATION

For the year ended February 28, 2011,  the Company incurred consulting fees of $60,000 for the services of Mr. Hickel as CEO. These amounts were paid to FSR, Inc. under the Consulting Agreement. The Company had no other agreement or understanding, express or implied, with any other executive officer concerning employment or cash or other compensation for services.

COMPENSATION PURSUANT TO PLANS

For the years ended February 28, 2011 and through the date of this report, no executive officer has received compensation from the Company pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any executive officer pursuant to any compensatory or benefit plan of the Company.

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

In December, 2009, the Board of Directors of Kushi Resources, Inc. approved grants of stock to certain officers or consultants, as follows, effective April 1, 2010:

Recipient	Shares	Value

FSR, Inc.	500,000	$100,000
CF Consulting	300,000	60,000
Jan Chason	150,000	30,000
Philip Forman	100,000	20,000
Marc Harwood	25,000	5,000
Ron Gustilo	100,000	20,000
Jerry Wolff (CMO)	100,000	20,000
William F. Warchus	50,000	10,000
	1,325,000	$265,000

In addition, the Board granted options to acquire additional shares effective on closing of the merger, January 5, 2010, for a three year period at the closing market price on the date the merger closed, as follows:

Recipient	Shares

FSR, Inc.	300,000
CF Consulting	150,000
Jan Chason	150,000
Philip Forman	100,000
Marc Harwood	25,000
Ron Gustilo	100,000
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

(iii)           $1,000 for each meeting attended in person plus out-of-pocket expenses; and

(iv)           $500 for each telephonic meeting.

The stock and warrant grants will be made on the last business day of January and pro rated grants will be made to directors appointed or elected during the calendar year.

EMPLOYMENT CONTRACTS

No person entered into any employment or similar contract with the Company, during the year ended February 28, 2011, other than the consulting agreement with FSR, Inc. discussed above.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

BENEFICIAL OWNERSHIP

The following table sets forth, as of May 19, 2011, the stock ownership of each executive officer and director of the Company, of all executive officers and directors of the Company as a group, and of each person known by the Company to be a beneficial owner of 5% or more of its common stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as to such shares. No person listed below has any option, warrant or other right to acquire additional securities of the Company, except as may be otherwise noted.

Name and Address of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership	Percentage of Shares1
Kelly T. Hickel2 120 Wall Street, Suite 2401 New York, New York 10005	Chairman, Director, CEO, and Treasurer	926,666	2.3%

Barry Saxe 120 Wall Street, Suite 2401 New York, New York 10005	Director	1,250,000(3)	3.1%

Boris Rubizhefsky 120 Wall Street, Suite 2401 New York, New York 10005	Director	750,000(4)	1.8%

Dr .Phillip Forman 120 Wall Street, Suite 2401 New York, New York 10005	Secretary, Director	1,850,000(5)	4.5%

Richard P. Rifenburgh 120 Wall Street, Suite 2401 New York, New York 10005	Director	5,000-	*

All officers and directors as a group ( 5 persons)		4,781,666	11.7%

Charles Hensley6 116 S. Catalina Ave., Suite 102 Redondo Beach, CA 90277	--	7,469,000	18.3%

Sung Pyo7 162 Cherrybrook Lane Irvine, CA 92618	--	1,913,750	4.7%

Jonathan Pyo7 2559 16th Avenue San Francisco, CA 94116	--	1,913,750	4.7%

CF Consulting, LLC8 1365 N. Courtney Parkway, Suite A Merritt Island, FL 32953		2,050,000	5.0%

Lawler & Associates, LP9 San Diego, CA	--	3,771,282	9.2%

*Less than 1%
(1)	Based on 40,783,166 shares outstanding at May 19, 2011.
(2)
Kelly T. Hickel is engaged by FSR, Inc. which holds 2,213,000 shares of common stock.  Mr. Hickel is not an officer or owner of FSR, Inc. and disclaims any beneficial interest in the shares held by FSR, Inc.

(3)	Represents shares of Common Stock underlying stock options that are exercisable within 60 days of May 19, 2011.
(4)	Includes 500,000 shares of Common Stock underlying stock options that are exercisable within 60 days of May 19, 2011.
(5)	Includes 1,750,000 shares of Common Stock underlying stock options that are exercisable within 60 days of May 19, 2011.
(6)	In August, 2008, 15,300,000 shares of Common Stock were issued to Nasal Therapeutics, Inc. as the license fee payment for the acquisition of all rights to the THERA MAX™ products.
(7)	Sung Pyo is an officer of Nasal Therapeutics, Inc., and the brother of Jonathon Pyo.
(8)
CF Consulting, LLC holds 2,050,000 common shares, representing 5.0 percent of the outstanding shares.  Since these shares are subject to an option granted to LeadDog Capital, LP to acquire the shares, any beneficial ownership interest in these shares is disclaimed.

(9)	Lawler & Associates holds 3,771,282 shares as escrow agent for other parties and disclaims all beneficial interest in the shares held.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

There were no transactions, or series of transactions, for the years ended February 28, 2011 or 2010, nor are there any currently proposed transactions, or series of transactions, to which the Company is a party, in which the amount exceeds $60,000, and in which to the knowledge of the Company any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest, except as noted above.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed in each of the fiscal years ended February 28, 2011 and 2010 for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's previously filed Forms 10-Q for services that are normally provided by the accountant in connection with  statutory and regulatory filings or engagements for those fiscal years, were $50,665 and $21,763 , respectively, and were approved by the Board of Directors.

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

*3.1	Articles of Incorporation

*3.1.1	Amendment of the Articles of Incorporation to change the corporate name to TheraBiogen, Inc.

*3.1.2	Article of Merger.

*3.2	By-laws

*10.1	License Agreement dated July 22, 2008 between the Company and Nasal Therapeutics, Inc.

*10.3	Amendment to License Agreement with Nasal Therapeutics, Inc.

*10.2	Consulting Agreement dated November 2009 between the Company and FSR, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*      Previously filed.

Item 8.                      FINANCIAL INFORMATION
Item 1.  Financial Statements.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of TheraBiogen, Inc.

We have audited the accompanying balance sheets of TheraBiogen, Inc., as of February 28, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended.  The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TheraBiogen, Inc. as of February 28, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had minimal operations to date, has an accumulated deficit, and has negative working capital. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moss, Krusick and Associates, LLC

Winter Park, Florida
June 15, 2011

THERABIOGEN, INC.
BALANCE SHEETS

	February 28,	February 28,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$-	$4,137
Deposits	35,231	-
Accounts receivable	154,230	-
Due from affiliate	1,026	-
Note and interest receivable – related party	12,252	10,411
Inventory	149,394	14,147
Total current assets	352,133	28,695
Other assets:
License, net of amortization of $254,801 and $161,993	2,173,399	2,266,207
Mineral rights	-	7,349
Goodwill	101,183	101,183
Total other assets	2,274,582	2,374,739
Total assets	$2,626,715	$2,403,434
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities:
Accounts payable (including $2,500 and $ 5,000 payable to related party)	$208,585	$89,623
Accrued interest	152,904	70,559
Payroll taxes payable	2,888	9,905
Notes payable-related parties-current portion	685,607	272,500
Notes payable - net of discount of $47,469 and $0	422,040	20,000
Total current liabilities	1,472,025	462,587
Long term liabilities:
Notes payable-related parties	-	374,000
Liability for unissued common stock	136,000	-
Total long-term liabilities	136,000	374,000
Total Liabilities	1,608,024	836,587
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 150,000,000 shares authorized, 38,784,500
and 32,927,500 shares issued at February 28, 2011 and 2010	38,785	32,927
Additional paid-in capital	6,228,787	2,689,422
Accumulated deficit	(5,248,881)	(1,155,502)
Total stockholders’ equity	1,018,691	1,566,847
Total liabilities and stockholders’ equity	$2,626,715	$2,403,434

The accompanying notes are an integral part of these financial statements

THERABIOGEN, INC.
STATEMENTS OF OPERATIONS

	For the years endedFebruary 28,
	2011	2010

SALES	$466,317	$-
EXPENSES
Cost of goods sold	488,619	--
Marketing and sales expense	93,116	77,508
General and administrative:	3,581,685	806,120
Total expenses	4,163,420	883,628
(LOSS) FROM OPERATIONS	(3,967,103)	(883,628)
Other income (expense):
Other income	1,841	411
Interest expense	(398,117)	(62,424)
Total other income (expense)	(396,376)	(62,013)
NET (LOSS) BEFORE INCOME TAX	(4,093,379)	(945,641)
Provision for income tax	--	--
NET (LOSS)	$(4,093,379)	$(945,641)

Net loss per share- basic and diluted	$(0.11)	$(0.05)

Weighted average common shares outstanding
Basic and diluted	35,974,520	20,907,586

The accompanying notes are an integral part of these financial statements

THERABIOGEN, INC.
STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

	Common Shares #	Stock Amount $	Capital Paid-in $	Accumulated Deficit $	Total Stockholder Equity $
Balance at February 28, 2009	18,791,000	1,880	2,225,315	(209,861)	2,017,334
Effect of recapitalization – reverse merger	13,598,000	30,509	195,645	--	226,154
Issuance of units of two shares of common stock and one warrant	538,000	538	268,462	--	269,000
Net loss	--	--	--	(945,641)	(945,641)
Balance at February 28, 2010	32,927,000	32,927	2,689,422	(1,155,502)	1,566,847
Issuance of units of two shares of common stock and one warrant	1,450,000	1,450	711,550	--	713,000
Warrant exercise	400,000	400	--	--	400
Conversion of debt	250,000	250	124,750	--	125,000
Stock issued for services	3,757,500	3,758	1,793,065	--	1,796,823
Warrants issued for services	--	--	693,000	--	693,000
Beneficial conversion feature – notes payable	--	--	217,000	--	217,000
Net loss for period	--	--	--	(4,093,379)	(4,093,379)
Balance at February 28, 2011	38,784,500	38,785	6,228,787	(5,248,881)	1,018,691

The accompanying notes are an integral part of these financial statements

THERABIOGEN, INC.
STATEMENTS OF CASH FLOWS

	For the year ended February 28,
	2011		2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss		$(4,093,379)	$(945,641)
Amortization expense		269,688	103,166
Stock issued for services		1,796,823	165,000
Warrants issued for services		693,000	--
Accounts receivable		(154,230)	--
Interest receivable		(1,841)	(411)
Inventory		(135,247)	(877)
Deposits		(35,231)	(13,270)
Accounts payable and accrued expenses		118,962	21,970
Accrued interest payable		82,345	62,424
Payroll liabilities		(7,017)	9,905
NET CASH USED BY OPERATING ACTIVITIES		(1,466,127)	(597,734)

CASH FLOWS FROM INVESTING ACTIVITIES
Advance to affiliate		(1,026)	--
Loan to related party		--	(10,000)
NET CASH USED BY INVESTING ACTIVITIES		(1,026)	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock		713,000	269,000
Proceeds from exercise of stock warrants		400	--
Proceeds from notes payable		811,675	20,000
Proceeds from notes payable-related parties		57,107	322,000
Payments on notes payable – related parties		(18,000)	--
Payments on notes payable		(237,166)	--
Proceeds received for unissued shares		136,000	--
NET CASH PROVIDED BY FINANCING ACTIVITIES		1,463,016	611,000

NET CASH INCREASE (DECREASE) FOR PERIOD		(4,137)	3,266
CASH AT BEGINNING OF PERIOD		4,137	871
CASH AT END OF PERIOD		$--	$4,137

SUPPLEMENTAL CASH FLOW INFORMATION
Noncash transaction –issuance of common stock for debt		$125,000	$--

Noncash transaction –issuance of common stock in exchange for Kushi Resources, Inc.	$		$61,154

Noncash transaction –issuance of debt in exchange for intangible asset	$		$75,000
Income taxes paid		$--	$--

The accompanying notes are an integral part of these financial statements

THERABIOGEN INC.
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2011 and 2010

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

In July 2008, Former TheraBiogen entered into an exclusive licensing agreement with Therapeutics, Inc., to develop, manufacture, market and sell four homeopathic nasal sprays, THERA MAX® Cold Relief, THERA MAX®  Flu Relief, THERA MAX®  Allergy Relief and THERA MAX®  Migraine Relief, on an exclusive basis in North America and, and as a result of a subsequent transaction, in July 2009, the Company has the rights for all other areas of the world. The principal of Nasal Therapeutics, Inc., Dr. Charles Hensley had also developed the ZICAM homeopathic nasal product.

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

Exploration Stage

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

The allowance for sales incentives, promotional allowances and returns will reflect our historical experience and will be reviewed regularly to ensure that it reflects potential chargebacks from customers. The allowance as of February 28, 2011 is based upon our experience through April 30, 2011 since we have recently begun our initial placements at retailers.  We review the need for a return provision at least quarterly and adjust the reserve amounts if actual chargebacks differ materially from our reserve percentage once established.

Inventory

Inventory consists principally of deposits to the contract manufacturer of the THERA MAX®  products and bottles and spray tops purchased from a third party supplier and delivered to the Company’s contract manufacturer to be used in the final packaging of the products for distribution.  Inventory is carried at the lower of cost or market on a first in, first out basis.

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

Mineral Property Costs

Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred. The Company assesses the carrying costs for impairment under ASC Topic 350-30 Accounting for Impairment or Disposal of Long Lived Assets at each fiscal quarter end.  Impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value.

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

Basic and Diluted Net Loss Per Common Share (“EPS”)

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

At February 28, 2011 and February 28, 2010, the Company had 35,974,520 and 32,927,000 weighted average common shares and  4,493,000 and 1,644,000 options and warrants outstanding.

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

Stock-Based Compensation

Compensation costs attributable to stock options, restricted stock or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period.

Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all amounts on deposit with financial institutions and highly liquid investments with maturities of 90 days or less to be cash equivalents.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 830 Foreign Currency Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. During the year ended February 28, 2011, the Company incurred no foreign currency losses. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Comprehensive Income (Loss)

Comprehensive Income (loss) reflects changes in equity that results from transactions and economic events from non-owner sources. At February 28, 2011 and February 28, 2010, the Company has no items that represent a comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in these unaudited financial statements.

Asset Retirement Obligations

Topic ASC 410 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Specifically, ASC 410 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and subsequently allocated to expense over the asset’s useful life. At February 28, 2011 and 2010, the Company did not have any asset retirement obligations.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash deposits. At February 28, 2011 and February 28, 2010, any cash held by the Company was held in fully insured accounts in institutions insured by the Federal Deposit Insurance Corporation. As part of its cash management process, the Company performs periodic evaluations of the relative credit standing of its financial institution. The Company has not experienced any losses in cash balances and does not believe it is exposed to any significant credit risk on its cash.

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

Recent Accounting Pronouncements:

In October 2009, the FASB issued guidance on multiple-deliverable revenue arrangements which requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. This guidance eliminates the use of the residual method of allocation and requires allocation using the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables. The guidance is effective for fiscal years beginning on or after June 15, 2010. We will adopt the guidance on March 1, 2011 and apply it prospectively. The adoption of this guidance is not expected to have a material effect on our financial position or results of operations.

In December 2010, the FASB issued guidance on disclosure of supplementary pro forma information for business combinations which amends and requires additional pro forma disclosure requirements for material business combinations on an individual or aggregate basis including pro forma revenue and earnings of the combined entity as if the acquisition date(s) had occurred as of the beginning of the comparable prior annual reporting period. This guidance also expands the supplemental pro forma disclosure requirements to include a description of the nature and amount of any material non-recurring adjustments that are directly attributable to the business combination. The guidance is effective for fiscal years beginning on or after December 15, 2010. The Company adopted this guidance on March 1, 2011 and will apply it prospectively.

NOTE 3 – LICENSE AGREEMENT

In September 2008, the Company acquired licensing rights to the THERA MAX® products for a cash payment of $150,000 and the issuance of 15,300,000 shares of common stock.  In July 31, 2009, the Company renegotiated the terms of the license agreement, extending the territory to the entire world and the term to 25 years from July 31, 2009, and also received a transfer of all trademark rights to the THERA MAX® name in exchange for $75,000. Amortization expense related to the license was charged to general and administrative expense prior to the first sales of the product in September 2010 resulting in charges of  $29,965 for the year ended February 2011 and $122,773 for the year ended February 2010.  Since September 2010 license amortization is charged to cost of sales and amounted to $54,138 for the year ended February 2011.

NOTE 4 – RELATED PARTY TRANSACTIONS

As described in Note 5, the Company’s indebtedness to related parties aggregates $834,000, including interest as of February 28, 2011. While $612,000 of that debt and the associated accrued interest is convertible into shares of the Company’s common stock, the holder is restricted from owning greater than 9.5% of the Company’s common stock outstanding.

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

During the quarter ended February 28, 2010, the former officers and directors, as well as certain shareholders, agreed, as part of the transfer of control of the Company reported on Form 14f filed with the SEC on February 28, 2010, to forgive certain indebtedness owed to them by the Company, and also agreed to pay certain outstanding payables due as of February 28, 2010.  The payment of the accounts payable was treated as a contribution to capital when completed during the year ended February 28, 2010, and the forgiveness of debt in the total amount of $45,320 has been treated as debt forgiveness income in the accompanying financial statements.

NOTE 5 – NOTES PAYABLE

The Company has entered into notes payable agreements with a related party totaling $686,000 as of February 28, 2011 with interest due under the notes aggregating $148,000.  Approximately $605,000 of the related notes payable are convertible into common shares at 75% of market price per share with a minimum of $.01 to a maximum of $.10 per share and if not paid by the due date, July 1, 2011, convert automatically. The notes and accrued interest are payable at maturity and bear interest rates of 12 or 16%.

As of February 28, 2011, the Company is obligated under outstanding promissory notes totaling $250,000 to unrelated parties.  The notes bear interest at 10 or 12 percent per annum, with interest payable monthly and principal payable at maturity.  In connection with the note issuances, the Company also agreed to issue the note holders a total of 500,000 shares of common stock and 200,000 warrants to purchase common stock at $1.25 per share for five years from date of grant.. A discount of $75,000 based upon the estimated relative fair values of the warrants was recorded as reduction of the debt and is being amortized over the life of the loans using the straight line method which approximates the effective interest method. During the year ended February 28, 2011 the Company amortized $59,000 of the discount to interest expense.  One note for $80,000 is collateralized by receivables to be generated from one customer and one note for $50,000 is secured by an obligation to issue 1 million shares of the Company’s common stock if payment is not made by the due date.

During the year ended February 28, 2011, the Company also issued promissory notes totaling $365,000 to unrelated parties.  All of the notes were payable six months from issuance with interest at 16 percent per annum.  In connection with the note issuances, the Company issued the note holders a total of 297,500 shares of common stock. The notes also had a conversion rights and holders of indebtedness aggregating $125,000 converted debt for 250,000 shares.  Holders of notes totaling $215,000 had the right to convert their notes at $.30 per share. The conversion rate was favorable to market and the Company credited paid in capital $129,000 for the beneficial conversion feature.  A discount of $217,000 based on the estimated relative fair value of the debt and the shares and the beneficial conversion feature was recorded as a reduction of debt for the shares issued.  This discount was amortized over the life of the loans using the straight line method which approximates the effective interest method. The Company redeemed the $215,000 of notes not converted in November 2010.

NOTE 6 - OTHER FINANCING ARRANGEMENTS

In December 2010, the Company also entered into a master materials acquisition and purchase order assignment agreement with a finance company under which the Company can request the finance company to acquire materials necessary to manufacture inventory in order to fulfill the Company’s orders from customers.  The finance company charges 5 % of the material purchase order amount for each transaction for 30 days, plus its expenses related to the transaction.  The initial funding limit and term of the agreement is $225,000 and 90 days, each of these terms increase upon satisfactory repayment of advances.  The maximum advances permitted will be $1 million and the term can be extended for up to 2 years from the date of the agreement. In connection with the agreement, the Company is required to issue 250,000 shares of the Company’s common stock and 200,000 warrants to purchase additional shares of the Company’s common stock for $0.50 per share.  Additionally, as additional consideration for funding limit increases, the Company may issue up to an additional 500,000 shares of common stock and up to 600,000 warrants to purchase additional shares of common stock.   On February 28, 2011 the Company had an outstanding balance of $241,000 under this agreement.

NOTE 7 - MINERAL RIGHTS

On January 30, 2006, the Company staked a mineral claim near Atlin, British Columbia, Canada, comprising an area of 410.65 hectares. The Company is required to incur approximately $2,600 (CDN$2,997) on or before January 30, 2010 and each year thereafter in exploration expenditures or pay the equivalent sum in cash in lieu of work, in order to retain title to the claims. In January 2008, the Company paid $1,635 (CDN$1,643) in cash to the Province of British Columbia, in lieu of work, to retain title to the claims until January 30, 2009 and on January 5, 2009, the Company registered $12,000 CDN in exploration work performed on its unproved mineral properties with the Government of British Columbia, which extend the Company’s title to the claims until January 30, 2012.  In February 2011 the Company determined that the cost of maintaining the claim was not justified given the potential value of the claim and the change in the primary business of the Company.  Consequently the Company charged the $7,349 of mineral rights to general and administrative expense and no longer maintains any claim to the mineral rights.

NOTE 8 – DEFERRED TAX ASSETS

At February 28, 2011, the Company had net operating loss (NOL) carry-forwards available to offset future taxable income of approximately $1.8 million including approximately $104,000 from Kushi Resources, Inc. at date of the merger. The utilization of the NOL carry-forwards is dependent upon the tax laws in effect at the time the NOL carry-forwards can be utilized. It is also likely that utilization of the NOL carry-forwards are limited based on changes in control from the merger. A valuation allowance of $1.4 million ($474,00 in 2010) has been recorded against the deferred tax asset due to the uncertainty surrounding its realization caused by the Company’s recurring losses. The NOL carry-forwards will expire from 2020 through 2030.

NOTE 9 – WARRANTS AND OPTIONS

On September 1, 2008, the Company issued 400,000 warrants expiring on September 1, 2011, exercisable at $0.01.  On October 29, 2009, the Company issued 150,000 warrants expiring on October 29, 2012, 2011, exercisable at $0.01.  From October 2009 through February 2010, the Company issued warrants in connection with subscriptions of its common stock – 1 warrant to buy 1 share for each two shares subscribed.  Under these arrangements, 269,000 warrants expiring three years from issuance were issued and were exercisable at $1.25.  From March 2010 through February 2011, the Company issued warrants in connection with subscriptions of its common stock – 1 warrant to buy 1 share for each two shares subscribed.  Under these arrangements, 999,000 warrants expiring three years from issuance were issued and were exercisable at $1.25.

Effective January 6, 2010, the Company granted various individuals and consultants 825,000 options to acquire additional shares for a three year period at the closing market price on the date of the merger, which the Company has estimated as $0.20 per share.  The Company estimated the fair value at the grant date based on the Black Scholes option pricing model, using 6% as the risk free rate and 291% as the expected volatility.  Accordingly, the Company recognized $165,000 of consulting expense in the statements of operations and $165,000 of additional paid in capital in the  balance sheets in connection with this issuance.   On July 20, 2010 the Company granted various directors, individuals and consultants options for a five year period to acquire 1,500,000 shares of common stock at the then fair market value of $0.50 per share.  The Company recognized $693,000 in sales and marketing and general and administrative expense in connection with the issuance of these options.   During the fiscal year ended February 28, 2011 the Company also issued 150,000 warrants to acquire common stock over three years for a price of $0.35 per share and 200,000 warrants to acquire common stock over three years for a price of $1.25 per share to lenders in return for making loans to the Company.  Please see Note 5 - Note Payable for an explanation of the accounting for these warrants.

Information regarding warrants and options to purchase common shares is summarized below:
	Number of Options and Warrants	Weighted Average Exercise Price Per Share
Outstanding at February 28, 2009	400,000	$0.01
Granted	1,244,000	0.40
Cancelled/forfeited	-	-
Expired	-	-
Exercised	-	-
Outstanding at February 28, 2010	1,644,000	0.31
Granted	2,849,000	0.81
Cancelled/forfeited	-	-
Expired	-	-
Exercised	-	-
Outstanding at February 28, 2011	4,493,000	$0.62

The following table summarizes information about outstanding warrants and options for common stock at February 28, 2011:
Range of Exercise	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercised	Average Exercise Price
$0.01	550,000	1.28	n/a	0	n/a
$0.20	825,000	3.78	n/a	0	n/a
$0.35	150,000	2.70	n/a	0	n/a
$0.50	1,500,000	4.39	n/a	0	n/a
$1.25	1,468,000	2.44	n/a	0	n/a

NOTE 10 - COMMON STOCK

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

During the fiscal year ended February 28, 2011 the Company issued 1,150,000 shares and is obligated to issue []      shares of common stock as a result of a private placement of units consisting of two shares of common stock and a warrant to purchase a share of common stock at $1.25.   Additionally the Company issued 602,500 shares of common stock in conjunction with various debt financings.  The Company also awarded 2,575,000 shares of common stock to directors and consultants.    As a result, there were 38,784,500 common shares outstanding at February 28, 2011.

NOTE 11 - SUBSEQUENT EVENTS

On March 10, 2011, the Board of Directors appointed Dr. Phillip Forman as the Secretary, Chief Compliance Officer and member of the Board of Directors of the Company.  On that same date, the Board of Directors also appointed Mr. Richard Rifenburgh as a member of the Board of Directors of the Company and Chairman of the Compensation Committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERABIOGEN INC.

Date:	June 15, 2011	By:	/s/ Kelly T. Hickel
KELLY T. HICKEL
President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and Director

(Principal Executive Officer and Principal Accounting
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	June 15, 2011	By:	/s/ Kelly T. Hickel
KELLY T. HICKEL

/s/ Boris Rubizhevsky
BORIS RUBIZHEVSKY

/s/ Barry Saxe
BARRY SAXE

/s/ Richard Rifenburgh
Richard Rifenburgh