Form 10-K/A
period 2011-02-28
TheraBiogen, Inc.
filed 2011-07-01
CIK 1405286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A
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

Explanatory Note

This amended Form 10-K/A is being filed to correct clerical errors and make minor reclassifications in the financial statements included in the Company’s Form 10-K for the year ended February 28, 2011 which was originally filed on June 15, 2011. None of the corrections and minor reclassifications impacted net income (loss) or earnings (loss) per share as previously reported.

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

Common colds are caused primarily by rhinoviruses and coronaviruses. Rhinoviruses infect nasal cells by attaching to ICAM (Inter-cellular Adhesion Molecule) receptor sites on the nasal membrane. The Company believes that THERA MAX™ Cold Relief is superior to other homeopathic cold remedies on a variety of levels. Similar to other remedies, the active ingredients of THERA MAX™ Cold Relief also binds to the rhinovirus attachment site inhibiting rhinovirus attachment to ICAM receptors. However, unlike other remedies, THERA MAX™ Cold Relief ingredients also inhibits the ability of rhinovirus to increase the amount of ICAM receptors on the nasal membrane. Furthermore, the active ingredients in THERA MAX™ Cold Relief also inhibits the entry of coronaviruses making it effective for coronavirus common colds as well. The fact that the actives in THERA MAX™ Cold Relief decreases ICAM levels and inhibits both rhinovirus and coronavirus should result in a more complete suppression of common cold infections than what is seen with other homeopathic products. Human studies on THERA MAX™ Cold Relief are still a few months from being initiated. However, we expect THERA MAX™ Cold Relief to be much more effective than other homeopathic products at reducing the duration of the common cold. Patents protecting the THERA MAX™ Cold Relief intellectual property have been filed with the United States Patent and Trademark Office.

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

Our future is dependent upon our ability to obtain additional customers and financing and upon future profitable operations from the development of retail distribution and sales. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditors, Moss, Krusick & Associates, LLC, have expressed substantial doubt about our ability to continue as a going concern given our accumulated losses. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to complete our business plan.

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

RESULTS OF OPERATIONS

	Year Ended	Year Ended
	February 28, 2011	February 28, 2010
Revenue (sales and interest income)	$468,158	$411
Expenses	(4,561,537)	(946,052)
Net income (loss)	$(4,093,379)	$(945,641)

Revenue

We began shipping products for revenue in September 2010.  From inception through August 2010 we generated no revenue.  Revenue comes from sales of our products to retailers.  We use sales agents to assist us in selling.  Our target customers are regional and national retail drug, grocery and general retail chains.

 Operating Costs and Expenses

Our operating expenses for the years ended February 28, 2011 and 2010 consisted of the following:

	Year ended	Year ended
	February 28, 2011	February 28, 2010
Cost of goods sold	$488,619	$--
Advertising and marketing	93,118	77,508
Amortization of license	92,808	103,166
Bank charges	6,004	3,104
Consulting expense	2,998,767	484,194
Insurance	78,219	67,430
Miscellaneous	5,484	17,607
Office expense	119,860	25,403
Payroll	25,528	31,146
Professional fees	120,229	39,495
Rent	29,850	17,150
Testing	6,704	17,425
Total operating expense	$4,163,420	$883,628

Our operating expenses increased by $3,279,792 or 371% from $883,628 for the year ended February 28, 2010 to $4,163,420 for the year ended February 28, 2011. $488,619 of this increase is cost of goods sold for initial product sales during the fiscal year.  An additional $2,227,323 of expenses in fiscal 2011 are non-cash grants of stock and  warrants to directors and consultants for services rendered and as incentive payments.  The remaining increase in operating expenses was primarily due to increases in our administrative and consulting fees as we begin shipping product to customers and increasing our sales and marketing activities.

Over the next twelve months, we anticipate generating significant revenue from the THERA MAX™ product line, but will require additional sources of capital to do so.

LIQUIDITY AND CAPITAL RESOURCES
Working Capital
			Percentage
	At	At	Increase /
	February 28, 2011	February 28, 2010	(Decrease)
Current Assets	$352,133	$28,695	1127%
Current Liabilities	(1,472,024)	(462,587)	218%
Working Capital Surplus (Deficit)	$(1,119,891)	$(433,892)	158%

Cash Flows
	Year Ended February 28,
	2011	2010
Cash Flows Used In Operating Activities	$(1,331,402)	$(597,734)
Cash Flows Used In Investing Activities	(1,026)	(10,000)
Cash Flows From Financing Activities	1,328,291	611,000
Net Increase (Decrease) In Cash During Period	$(4,137)	$3,266

As at February 28, 2011, we had cash of $0 and negative cash flow from operations of $ (1,331,402). To date, we have funded our operations with cash that we received from the sale of our common stock, advances from related parties as loans, and advances against manufacturing costs from a financing company.

We had a working capital deficit of $1,119,891 as of February 28, 2011 compared to a working capital deficit of $(433,892) as of February 28, 2010. The increase in our working capital deficit is attributable to the completion of the merger and the resulting acquisition of operating assets and the increase in short term debt to finance operations.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed in each of the fiscal years ended February 28, 2011 and 2010 for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's previously filed Forms 10-Q for services that are normally provided by the accountant in connection with  statutory and regulatory filings or engagements for those fiscal years, were $50,665 and $21,763, respectively, and were approved by the Board of Directors.

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

/s/ Moss, Krusick and Associates, LLC

Winter Park, Florida
July 1, 2011

THERABIOGEN, INC.
BALANCE SHEETS

	February 28,	February 28,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$-	$4,137
Deposits	35,231	-
Accounts receivable	154,230	-
Due from affiliate	1,026	-
Note and interest receivable – related party	12,252	10,411
Inventory	149,394	14,147
Total current assets	352,133	28,695
Other assets:
License, net of amortization of $254,801 and $161,993	2,173,399	2,266,207
Mineral rights	-	7,349
Goodwill	101,183	101,183
Total other assets	2,274,582	2,374,739
Total assets	$2,626,715	$2,403,434
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities:
Accounts payable (including $2,500 and $ 5,000 payable to related party)	$208,585	$89,623
Accrued interest	152,904	70,559
Payroll taxes payable	2,888	9,905
Notes payable-related parties-current portion	705,607	272,500
Notes payable - net of discount of $47,469 and $0	402,040	20,000
Total current liabilities	1,472,024	462,587
Long term liabilities:
Notes payable-related parties	-	374,000
Liability for unissued common stock	136,000	-
Total long-term liabilities	136,000	374,000
Total Liabilities	1,608,024	836,587
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 150,000,000 shares authorized, 38,784,500
and 32,927,000 shares issued at February 28, 2011 and 2010	38,785	32,927
Additional paid-in capital	6,228,787	2,689,422
Accumulated deficit	(5,248,881)	(1,155,502)
Total stockholders’ equity	1,018,691	1,566,847
Total liabilities and stockholders’ equity	$2,626,715	$2,403,434

The accompanying notes are an integral part of these financial statements

THERABIOGEN, INC.
STATEMENTS OF OPERATIONS

	For the years ended February 28,
	2011	2010

SALES	$466,317	$-
EXPENSES
Cost of goods sold	488,619	--
Marketing and sales expense	93,116	77,508
General and administrative:	3,581,685	806,120
Total expenses	4,163,420	883,628
(LOSS) FROM OPERATIONS	(3,697,103)	(883,628)
Other income (expense):
Other income	1,841	411
Interest expense	(398,117)	(62,424)
Total other income (expense)	(396,276)	(62,013)
NET (LOSS) BEFORE INCOME TAX	(4,093,379)	(945,641)
Provision for income tax	--	--
NET (LOSS)	$(4,093,379)	$(945,641)

Net loss per share- basic and diluted	$(0.11)	$(0.05)

Weighted average common shares outstanding
Basic and diluted	35,974,520	20,907,586

The accompanying notes are an integral part of these financial statements

THERABIOGEN, INC.
STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

	For the years ended February 28, 2011 and 2010
	Common Shares #	Stock Amount $	Capital Paid-in $	Accumulated Deficit $	Total Stockholder Equity $
Balance at February 28, 2009	18,791,000	1,880	2,225,315	(209,861)	2,017,334
Effect of recapitalization – reverse merger	13,598,000	30,509	195,645	--	226,154
Issuance of units of two shares of common stock and one warrant	538,000	538	268,462	--	269,000
Net loss	--	--	--	(945,641)	(945,641)
Balance at February 28, 2010	32,927,000	32,927	2,689,422	(1,155,502)	1,566,847
Issuance of units of two shares of common stock and one warrant	1,450,000	1,450	711,550	--	713,000
Warrant exercise	400,000	400	--	--	400
Conversion of debt	485,000	485	242,015	--	242,500
Stock issued for services	3,522,500	3,523	1,530,800	--	1,534,323
Warrants issued for services	--	--	693,000	--	693,000
Beneficial conversion feature – notes payable	--	--	362,000	--	362,000
Net loss for period	--	--	--	(4,093,379)	(4,093,379)
Balance at February 28, 2011	38,784,500	38,785	6,228,787	(5,248,881)	1,018,691

The accompanying notes are an integral part of these financial statements

THERABIOGEN, INC.
STATEMENTS OF CASH FLOWS

	For the year ended February 28,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(4,093,379)	$(945,641)
Amortization expense	414,688	103,166
Stock issued for services	1,534,323	165,000
Warrants issued for services	693,000	--
Notes payable issued for services	117,500	--
Notes payable -related party issued for services	30,000
Accounts receivable	(154,230)	--
Interest receivable	(1,841)	(411)
Inventory	(30,522)	(14,147)
Deposits	(35,231)	(13,270)
Accounts payable and accrued expenses	118,962	21,970
Accrued interest payable	82,345	62,424
Payroll liabilities	(7,017)	9,905
NET CASH USED BY OPERATING ACTIVITIES	(1,331,402)	(597,734)

CASH FLOWS FROM INVESTING ACTIVITIES
Advance to affiliate	(1,026)	--
Loan to related party	--	(10,000)
NET CASH USED BY INVESTING ACTIVITIES	(1,026)	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	713,000	269,000
Proceeds from exercise of stock warrants	400	--
Proceeds from notes payable	449,784	20,000
Proceeds from notes payable-related parties	57,107	322,000
Payments on notes payable – related parties	(28,000)	--
Proceeds received for unissued shares	136,000	--
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,328,291	611,000

NET CASH INCREASE (DECREASE) FOR PERIOD	(4,137)	3,266
CASH AT BEGINNING OF PERIOD	4,137	871
CASH AT END OF PERIOD	$--	$4,137

SUPPLEMENTAL CASH FLOW INFORMATION
Noncash transaction –issuance of common stock for debt	$242,500	$--
Noncash transaction –issuance of debt in exchange for inventory	$104,725	$--

Noncash transaction –issuance of common stock in exchange for Kushi Resources, Inc.	$--	$61,154

Noncash transaction –issuance of debt in exchange for intangible asset	$--	$75,000
Income taxes paid	$--	$--
Interest paid	$--	$--

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

The Company adopted section 740-10-25 of the Codification (“Section 740-10-25”) which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

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

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 830 Foreign Currency Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. During the year ended February 28, 2011 and 2010 , the Company incurred no foreign currency losses. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Comprehensive Income (Loss)

Comprehensive Income (loss) reflects changes in equity that results from transactions and economic events from non-owner sources. At February 28, 2011 and February 28, 2010, the Company has no items that represent a comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in these financial statements.

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

In December 2010, the FASB issued guidance on disclosure of supplementary pro forma information for business combinations which amends and requires additional pro forma disclosure requirements for material business combinations on an individual or aggregate basis including pro forma revenue and earnings of the combined entity as if the acquisition date(s) had occurred as of the beginning of the comparable prior annual reporting period. This guidance also expands the supplemental pro forma disclosure requirements to include a description of the nature and amount of any material non-recurring adjustments that are directly attributable to the business combination. The guidance is effective for fiscal years beginning on or after December 15, 2010. The Company will adopt this guidance on March 1, 2011 and will apply it prospectively.

NOTE 3 – LICENSE AGREEMENT

In September 2008, the Company acquired licensing rights to the THERA MAX® products for a cash payment of $150,000 and the issuance of 15,300,000 shares of common stock.  In July 31, 2009, the Company renegotiated the terms of the license agreement, extending the territory to the entire world and the term to 25 years from July 31, 2009, and also received a transfer of all trademark rights to the THERA MAX® name in exchange for $75,000. Amortization expense related to the license was charged to general and administrative expense prior to the first sales of the product in September 2010 resulting in charges of   $38,670 for the year ended February 2011 and $103,166 for the year ended February 2010.  Since September 2010 license amortization is charged to cost of sales and amounted to $54,138 for the year ended February 2011.

NOTE 4 – RELATED PARTY TRANSACTIONS

As described in Note 5, the Company’s indebtedness to related parties aggregates $834,000, including interest as of February 28, 2011. While $612,000 of that debt and the associated accrued interest is convertible into shares of the Company’s common stock, the holder is restricted from owning greater than 9.5% of the Company’s common stock outstanding.

Pursuant to a consulting agreement with a shareholder, the Company was obligated to pay for financial and legal consulting services in the amount of $15,000 monthly effective January 1, 2010.  In addition, the Company rented office space at $550 per month from the shareholder.   For the year ended February 28, 2011 and 2010 , the Company incurred consulting and rent expenses related to these agreements of $116,000 and $68,000, respectively.  In December 2010, the Company and the shareholder entered into a note agreement in which the Company agreed to pay the balance due of $30,000 in 5 monthly installments starting January 1, 2011 with interest on the unpaid balance of 6%.

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

NOTE 5 – NOTES PAYABLE

The Company has entered into notes payable agreements with a related party totaling $686,000 and $646,500  as of February 28, 2011 and 2010 respectively , with interest due under the notes aggregating $148,000 and $79,000, respectively .  Approximately $605,000 of the related notes payable are convertible into common shares at 75% of market price per share with a minimum of $.01 to a maximum of $.10 per share and if not paid by the due date, July 1, 2011, convert automatically. The notes and accrued interest are payable at maturity and the notes  bear interest rates of 12 or 16%.

As of February 28, 2011, the Company is obligated under outstanding promissory notes totaling $250,000 to unrelated parties.  The notes bear interest at 10 or 12 percent per annum, with interest payable monthly and principal payable at maturity.  In connection with the note issuances, the Company also agreed to issue the note holders a total of 500,000 shares of common stock and 200,000 warrants to purchase common stock at $1.25 per share for five years from date of grant. A discount of $63,000 based upon the estimated relative fair values of the warrants was recorded as reduction of the debt and  was amortized over the life of the loans using the straight line method which approximates the effective interest method. Notes payable of $100,000 matured during the year ended February 28, 2011 and new notes with the same terms were issued. Upon issuance of the new notes, a discount of $75,000 based on estimated relative fair value of the warrants was recorded and is being amortized over the life of the new loans using the straight line method which approximates the effective interest method . During the year ended February 28, 2011 the Company amortized $59,000 of the discount to interest expense.  One note for $80,000 is collateralized by receivables to be generated from one customer and one note for $50,000 is secured by an obligation to issue 1 million shares of the Company’s common stock if payment is not made by the due date.

During the year ended February 28, 2011, the Company also issued promissory notes totaling $365,000 to unrelated parties.  All of the notes were payable six months from issuance with interest at 16 percent per annum.  In connection with the note issuances, the Company issued the note holders a total of 297,500 shares of common stock. The notes also had a conversion rights and holders of indebtedness aggregating $125,000 converted debt for 250,000 shares.  Holders of notes totaling $215,000 had the right to convert their notes at $.30 per share. The conversion rate was favorable to market and the Company credited paid in capital $224,000 for the beneficial conversion feature.  A discount of $224,000 based on the estimated relative fair value of the debt and the shares and the beneficial conversion feature was recorded as a reduction of debt for the shares issued.  This discount was amortized over the life of the loans using the straight line method which approximates the effective interest method. The Company redeemed the $215,000 of notes not converted in November 2010. Also during the year ended February 28, 2011, the holders of debt totaling $242,500 converted this debt into 485,000 shares of the Company’s common stock.

NOTE 6 - OTHER FINANCING ARRANGEMENTS

In December 2010, the Company also entered into a master materials acquisition and purchase order assignment agreement with a finance company under which the Company can request the finance company to acquire materials necessary to manufacture inventory in order to fulfill the Company’s orders from customers.  The finance company charges 5% of the material purchase order amount for each transaction for 30 days, plus its expenses related to the transaction.  The initial funding limit and term of the agreement is $225,000 and 90 days, each of these terms increase upon satisfactory repayment of advances.  The maximum advances permitted will be $1 million and the term can be extended for up to 2 years from the date of the agreement. In connection with the agreement, the Company is required to issue 250,000 shares of the Company’s common stock and 200,000 warrants to purchase additional shares of the Company’s common stock for $0.50 per share.  Additionally, as additional consideration for funding limit increases, the Company may issue up to an additional 500,000 shares of common stock and up to 600,000 warrants to purchase additional shares of common stock.   On February 28, 2011 the Company had an outstanding balance of $241,000 under this agreement.

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

NOTE 8 – DEFERRED TAX ASSETS

At February 28, 2011, the Company had net operating loss (NOL) carry-forwards available to offset future taxable income of approximately $4,391,000 (2010- $991,000)  including approximately $104,000 from Kushi Resources, Inc. at date of the merger. The utilization of the NOL carry-forwards is dependent upon the tax laws in effect at the time the NOL carry-forwards can be utilized. It is also likely that utilization of the NOL carry-forwards are limited based on changes in control from the merger. As of February 28, 2011 and 2010 valuation allowances of $1,691,000 and $412,000, respectively, (a change of $1,279,000) have been recorded against the deferred tax asset due to the uncertainty surrounding its realization caused by the Company’s recurring losses. The NOL carry-forwards will expire from 2020 through 2030.

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

Effective January 6, 2010, the Company granted various individuals and consultants 825,000 options to acquire additional shares for a three year period at the closing market price on the date of the merger, which the Company has estimated as $0.20 per share.  The Company estimated the fair value at the grant date based on the Black Scholes option pricing model, using 6% as the risk free rate and 291% as the expected volatility.  Accordingly, the Company recognized $165,000 of consulting expense in the statements of operations and $165,000 of additional paid in capital in the  balance sheets in connection with this issuance.   On July 20, 2010 the Company granted various directors, individuals and consultants options for a five year period to acquire 1,500,000 shares of common stock at the then fair market value of $0.50 per share.  The Company recognized $693,000 in sales and marketing and general and administrative expense in connection with the issuance of these options. During the fiscal year ended February 28, 2011 the Company also issued 150,000 warrants to acquire common stock over three years for a price of $0.35 per share and 200,000 warrants to acquire common stock over three years for a price of $1.25 per share to lenders in return for making loans to the Company.  Please see Note 5 - Note Payable and Note 6 - Other Financing Arrangements  for an explanation of the accounting for these warrants.

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

NOTE 10 - COMMON STOCK

During the fiscal year ended February 28, 2010, the Company issued 8,368,000 shares of common stock to effect the 2.6 for 1 forward split of the 5,230,000 shares of common stock of Kushi Resources, Inc. then outstanding.  The Company also issued a total of 538,000 shares of common stock and 269,000 two-year warrants to acquire common shares at $1.00 per share, for a total of $269,000 in cash.  As a result, there were 32,927,000 common shares outstanding at February 28, 2010.

During the fiscal year ended February 28, 2011 the Company issued 1,450,000 shares and is obligated to issue 302,000 shares of common stock as a result of a private placement of units consisting of two shares of common stock and a warrant to purchase a share of common stock at $1.25.   Additionally the Company issued  485,000 shares of common stock in conjunction with various debt conversions.   The Company also awarded  3,522,500 shares of common stock to directors,consultants and other service providers . As a result, there were 38,784,500 common shares outstanding at February 28, 2011.

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

THERABIOGEN INC.

Date:	July 1, 2011	By:	/s/ Kelly T. Hickel
KELLY T. HICKEL
President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and Director

(Principal Executive Officer and Principal Accounting
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	July 1, 2011	By:	/s/ Kelly T. Hickel
KELLY T. HICKEL
President, Treasurer, Chief Executive Officer, Chief Financial Officer and Director

/s/ Phillip Forman
PHILLIP FORMAN
Secretary and Director

/s/ Boris Rubizhevsky
BORIS RUBIZHEVSKY
Director

/s/ Barry Saxe
BARRY SAXE
Director

/s/ Richard Rifenburgh
Richard Rifenburgh
Director