Form 10-Q
period 2011-05-31
TheraBiogen, Inc.
filed 2011-07-20
CIK 1405286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

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

[x]Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§. 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

[ ] Yes [x] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 31 2011, we had 41,199,340 shares of common stock outstanding.

INDEX

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	F 1

	Condensed Balance Sheets – at May 31, 2011 (unaudited) and February 28 2011	F 1

	Condensed Statements of Operations for the three months ended May 31, 2011 and 2010 (unaudited)	F 2

	Condensed Statement of Shareholders’ Equity for three months ended May 31, 2011 (unaudited)	F 3

	Condensed Statements of Cash Flows for the three months ended May 31, 2011 and 2010 (unaudited)	F 4

	Notes to the Condensed Financial Statements (unaudited)	F 5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	7

Item 4.	Controls and Procedures	8

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	9

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3.	Defaults Upon Senior Securities	9

Item 4.	(Removed and Reserved)	9

Item 5.	Other Information	9

Item 6.	Exhibits	10

Signatures		11

PART I.
ITEM 1. FINANCIAL INFORMATION

THERABIOGEN, INC.
CONDENSED BALANCE SHEETS

	May 31,	February 28,
	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$39	$-
Deposits	-	35,231
Accounts receivable	131,881	154,230
Due from affiliate	1,026	1,026
Note and interest receivable – related party	-	12,252
Inventory	212,151	149,394
Total current assets	345,097	352,133
Other assets:
License, net of amortization of $278,103 and $254,801	2,150,098	2,173,399
Goodwill	101,183	101,183
Total other assets	2,251,281	2,274,582
Total assets	$2,596,378	$2,626,715
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities:
Accounts payable	$372,604	$208,585
Accrued interest	174,971	152,904
Payroll taxes payable	1,950	2,888
Notes payable-related parties-current portion	719,503	705,607
Notes payable - net of discount of $49,108 and $47,469	442,581	402,040
Total current liabilities	1,711,609	1,472,024
Long term liabilities:
Liability for unissued common stock	5,000	136,000
Total long-term liabilities	5,000	136,000
Total Liabilities	1,716,609	1,608,024
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 150,000,000 shares authorized, 41,199,340
and 38,784,500 shares issued at May 31, 2011 and February 28, 2011	41200	38,785
Additional paid-in capital	19,479,491	6,228,787
Accumulated deficit	(18,640,922	(5,248,881)
Total stockholders’ equity	879,769	1,018,691
Total liabilities and stockholders’ equity	$2,596,378	$2,626,715

The accompanying notes are an integral part of these financial statements

THERABIOGEN, INC.
CONDENSED STATEMENT OF OPERATIONS

	For the three months ended May 31,
	2011	2010

SALES	$4,213	$-
EXPENSES
Cost of goods sold	52,860	-
Marketing and sales expense	1,704,705	11,500
General and administrative	11,549,721	824,342
Total expenses	13,307,286	835,842
(LOSS) FROM OPERATIONS	(13,303,073)	(835,842)
Other income (expense):
Other income	-	302
Interest expense	(88,968)	(26,622)
Total other income (expense)	(88,968)	(26,320)
NET (LOSS) BEFORE INCOME TAX	(13,392,041)	(862,162)
Provision for income tax	-	-
NET (LOSS)	$(13,392,041)	$(862,162)

Net loss per share- basic and diluted	$(0.33)	$(0.03)

Weighted average common shares outstanding
Basic and diluted	40,696,009	33,918,739

The accompanying notes are an integral part of these financial statements

THERABIOGEN, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDING MAY 31,2011

	Common	Stock	Capital	Accumulated	Total Stockholder
	Shares #	Amount $	Paid-in $	Deficit $	Equity $

Balance at February 28, 2011	38,784,500	38,785	6,228,787	(5,248,881)	1,018,691
Issuance of units of two shares of common stock and one warrant	468,000	468	213,532		214,000
Warrant issued for debt			37,358		37,358
Conversion of debt	200,000	200	19,800		20,000
Stock issued for services	1,746,840	1,747	2,173,214		2,174,961
Warrants issued for services			10,806,800		10,806,800
Net loss for period				(13,392,041)	(13,392,041)
Balance at May 31, 2011	41,199,340	41,200	19,479,491	(18,640,922)	879,769

The accompanying notes are an integral part of these financial statements

THERABIOGEN, INC.
CONDENSED STATEMENT OF CASH FLOWS

	Quarter ended	Quarter ended
	May 31,	May 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,392,041)	$(862,162)
Adjustments to reconcile to net cash used by operating activities:
Amortization expense	23,301	27,228
Stock issued for services	2,174,961	-
Warrants and options issued for services	10,806,800	530,000
Amortization of debt discount	37,658	-
Changes in assets and liabilities:
Accounts receivable	22,349	-
Inventory	(62,757)	(24,388)
Deposits	35,231	13,270
Accounts payable and accrued expenses	164,019	(4,437)
Accrued interest payable	22,067	22,596
Payroll taxes payable	(938)	8,102
Net cash used by operating activities	(169,350)	(289,791)

CASH FLOWS FROM INVESTING ACTIVITIES
Note and interest receivable	12,252	(302)
Advance to employee	-	(35,000)
Net cash provided (used) by investing activities	12,252	(35,302)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	83,000	167,000
Proceeds from notes payable	20,241	150,000
Payment of note receivable - related party	-	(6,000)
Proceeds from notes payable - related parties	53,896	20,107
Net cash provided by financing activities	157,137	331,107
Net increase in cash	39	6,014
Cash and cash equivalents, beginning of period	-	4,137
Cash and cash equivalents, end of period	$39	$10,151

SUPPLEMENTAL CASH FLOW INFORMATION
Noncash transaction – debt discount credited to equity	$37,358	$20,833
Noncash transaction – issue shares to satisfy liability for shares	$131,000	$-
Noncash transaction – conversion of debt to equity	$20,000	-
Interest paid		$-
Income taxes paid		$-

The accompanying notes are an integral part of these financial statements

THERABIOGEN, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

In July 2008, former TheraBiogen entered into an exclusive licensing agreement with Nasal Therapeutics, Inc., to develop, manufacture, market and sell four homeopathic nasal sprays, THERA MAX®    Cold Relief, THERA MAX®  Flu Relief, THERA MAX®  Allergy Relief and THERA MAX®  Migraine Relief, on an exclusive basis in North America and, and as a result of a subsequent transaction, in July 2009, the Company has the rights for all areas of the world for twenty-five years. The principal of Nasal Therapeutics, Inc., Dr. Charles Hensley had also developed the ZICAM homeopathic nasal product.

The Company’s principal business activity prior to the merger was the acquisition and exploration of mineral resources in northern British Columbia, Canada.  The Company has determined that it will no longer pursue the mineral resources business and has written off all assets associated with that activity.

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

The condensed balance sheet at February 28, 2011 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

These interim condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes for the period ended February 28, 2011 filed with the Securities and Exchange Commission on Form 10-K/A on July 1, 2011.

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

The allowance for sales incentives, promotional allowances and returns will reflect our historical experience and will be reviewed regularly to ensure that it reflects potential chargebacks from customers. The allowance as of May 31, 2011 is based upon our experience through June 30, 2011 since we have recently begun our initial placements at retailers.  We will review the need for a return provision at least quarterly and adjust the reserve amounts if actual chargebacks differ materially from our reserve percentage once established.

Inventory

Inventory consists of finished goods, components purchased from suppliers and delivered to the Company’s contract manufacturer and deposits to the contract manufacturer of the THERA MAX® products.  Inventory is carried at the lower of cost or market on a first in, first out basis.

License Agreement

The Company recorded as an intangible asset the cost of the license agreement entered into with Nasal Therapeutics, Inc. based on the consideration paid.  The intangible asset is amortized on a straight-line basis over the 25 year life of the agreement.  The amortization charge is included in cost of goods sold. Prior to the initiation of sales during the third quarter of 2010 amortization expense had been charged to general and administrative expense.  The Company evaluates for impairment when events and circumstances warrant in accordance with FASB ASC Topic 350-30, and an impairment loss will be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. After an impairment loss is recognized, the adjusted carrying amount of the intangible asset will be its new accounting basis.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash deposits in bank accounts insured by the FDIC.  As part of its cash management process, the Company performs periodic evaluations of the relative credit standing of this financial institution. The Company has not experienced any losses in cash balances and does not believe it is exposed to any significant credit risk on its cash.

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

Per Share Information

Basic earnings per share are calculated using the weighted average number of common shares outstanding for the period presented. Diluted loss per share is the same as basic loss per share, as the effect of potentially dilutive securities are anti-dilutive.

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

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to be consistent with the May 31, 2011 presentation.

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

NOTE 4 – LICENSE AGREEMENT

In September 2008, the Company acquired licensing rights to the THERA MAX® products for a cash payment of $150,000 and the issuance of 15,300,000 shares of common stock.  In July 31, 2009, the Company renegotiated the terms of the license agreement, extending the territory to the entire world and the term to 25 years from July 31, 2009, and also received a transfer of all trademark rights to the THERA MAX® name in exchange for $75,000. Amortization expense related to the license is charged to cost of sales in the accompanying statement of operations and amounted to $23,000 for the three months ended May 31, 2011 and May 31, 2010.

NOTE 5 – DEFERRED TAX ASSETS

As of May 31, 2011, the Company had net operating loss (NOL) carry-forwards and deductible temporary differences available to offset future taxable income of approximately $16.0 million. The utilization of the NOL carry-forwards and deductible temporary differences is dependent upon the tax laws in effect at the time they can be utilized. As of May 31, 2011, a valuation allowance of $6.4 million has been recorded against the deferred tax assets due to the uncertainty surrounding their realization caused by the Company’s recurring losses.  The change in the valuation allowance during the three months ended May 31, 2011 was $4.7 million.  The NOL carry-forwards will expire from 2020 through 2031.

NOTE 6 – NOTES PAYABLE

The Company has entered into notes payable agreements with related parties totaling $719,503 as of May 31, 2011 with interest due under the notes aggregating $169,989.  Approximately $585,000 of the related notes payable are convertible into common shares at 75% of market price per share with a minimum of $.01 to a maximum of $.10 per share.  During March 2011 the lender converted $20,000 of notes into common stock at $0.10 per share.  The convertible notes are payable at maturity and bear interest at 12% per year.  The remaining promissory notes bear interest at 16% per year.

As of May 31, 2011, the Company is obligated under outstanding promissory notes totaling $217,050 to unrelated parties.  The notes bear interest at 10 or 12 percent per annum, with interest and principal payable at maturity, which is generally three months from the date of issue. In April 2011 the holder of the note for $80,000 agreed to extend the maturity of its note to July 18, 2011.  In consideration for this extension the Company issued the holder 150,000 shares of common stock and a three year warrant to purchase 150,000 shares of common stock at $0.35 per share.  The cost of the common stock was expensed at fair value during the period as financing expense.  The fair value of the warrant, $37,358 was recorded as a debt discount and is being amortized over the remaining life of the note.  The total debt discount as of May 31, 2011 is $49,108.

In December 2010, the Company entered into a master materials acquisition and purchase order assignment agreement with a finance company under which the Company can request the finance company to acquire materials necessary to manufacture inventory in order to fulfill the Company’s orders from customers.  The finance company charges 5 % of the material purchase order amount for each transaction for 30 days, plus its expenses related to the transaction.  The initial funding limit and term of the agreement is $225,000 and 90 days, each of these terms increase upon satisfactory repayment of advances.  The maximum advances permitted will be $1 million and the term can be extended for up to 2 years from the date of the agreement. In connection with the agreement, the Company issued   250,000 shares of the Company’s common stock and 200,000 warrants to purchase additional shares of the Company’s common stock for $0.50 per share and as an additional consideration for funding limit increases, the Company may issue up to an additional 500,000 shares of common stock and up to 600,000 warrants to purchase additional shares of common stock.  At May 31, 2011 there was $274,639 outstanding under this agreement.

NOTE 7 – COMMON STOCK, OPTIONS AND WARRANTS

During the three months ended May 31, 2011, the Company authorized the issuance of 1,596,840 shares of common stock as stock grants to directors and consultants, charging $2,078,961 to consulting expense included in general and administrative expenses based upon the fair value of the shares on date of grant.  The Company also issued 150,000 shares of common stock to a note holder in consideration of the extension of the due date of a note, charging $96,000 to general and administrative expense.

On March 23, 2011, a related party converted $20,000 of convertible debt into 200,000 shares of common stock at $0.10 per share.

The Company issued 166,000 shares of common stock as result of a private placement of units consisting of 2 shares of common stock and a five year warrant to purchase a share at $1.25 per share during the three months ended May 31, 2011.  Additionally the Company recorded as issued 302,000 shares of common stock from the private placement that had previously been classified as liability for unissued common stock.  The Company is awaiting documentation to issue shares to one stockholder who purchased $5,000 in private placement units, resulting in a liability for unissued common stock of $5,000.

 During the quarter ended May 31, 2011 the Company awarded 8,388,000 warrants and stock options to directors and consultants.  These warrants and options vested upon grant and the Company charged $9,476,300 to general and administrative expenses and $1,330,500 to sales and marketing expenses based upon the fair value of the warrants and options on date of grant.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company’s indebtedness to related parties aggregates $889,492, including interest as of May 31, 2011. $585,000 of the debt is convertible into shares of the Company’s common stock but the holder is restricted from exceeding 9.5% of common stock outstanding.

The Company rented office space at $2,000 per month from a shareholder.

NOTE 9 - SUBSEQUENT EVENTS

On June 23, 2011 two notes totaling $100,000 matured.  The Company is currently in negotiations with the lenders to extend or otherwise resolve the debt.

On July 1, 2011 $739,503 in debt, plus accrued interest matured.  The Company is currently in negotiations with the note holder to extend or otherwise resolve the debt.

On July 11, 2011 a current lender provided the Company with a $100,000 bridge loan.  The loan matures in two months and carries an interest rate of 2% per month.   The Company is currently in negotiations with the lender for additional funding.

In June our Board of Directors elected Mr. Mark D. Shooman the Chief Financial Officer of the Company effective July 5, 2011.   Mr. Shooman is a management consultant providing financial and strategic services to his clients.  He has worked in life science and technology based companies from venture startups to mid-cap public companies.  Over the past 20 years he has served as Chief Financial Officer of a number of companies including BG Medicine, Inc., ONI Medical Systems, Clinical Data, Inc. and ADE Corporation.  Mark has been involved in raising venture capital and private equity, has led Initial Public Offerings and been responsible for SEC reporting.  He has participated in numerous mergers and acquisitions and has extensive experience in international business, establishing branch offices and subsidiaries throughout the world.   Earlier in his career he spent 15 years in public accounting with Deloitte & Touche and Wolf & Company, where he headed the management consulting practice. He holds an MBA from The Ohio State University and a BS in Electrical Engineering from Rensselaer Polytechnic Institute and is a Certified Public Accountant.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to those set forth under “Risk Factors” in our annual report on Form 10-K/A, filed with the SEC July 1, 2011.

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

Under an exclusive world-wide licensing agreement with Nasal Therapeutics, Inc. (‘NTI”), the Company intends to develop, manufacture, market and sell four homeopathic nasal sprays, THERA MAX® Cold Relief, THERA MAX® Flu Relief, THERA MAX® Allergy Relief and THERA MAX® Migraine Relief. The principal of NTI, Dr. Charles Hensley also developed the homeopathic nasal product ZICAM. Dr. Hensley had also developed ZICAM Allergy and the nasal delivery systems used in the ZICAM product line extensions.

In the Company’s opinion, THERA MAX® Cold & Flu Relief homeopathic nasal spray can be considered the next generation of cold & flu relief as compared to Zicam’s cold remedy product. THERA MAX® Allergy Relief is also a nasal spray that employs a unique homeopathic approach in the treatment of allergic rhinitis (runny nose).

In September 2010 we launched two homeopathic nasal sprays into the United States over-the-counter market principally through sales to Rite Aid Pharmacy.  Our first two offerings in the launch were THERA MAX® Cold and Flu Relief and THERA MAX®.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.  The Company has not as yet attained a level of operations which allows it to meet its current overhead and may not attain profitable operations within its first few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. The Company is dependent upon obtaining additional financing adequate to fund its operations. While the Company has funded its initial operations with private placements and secured loans principally from related parties, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company.  The report of our auditors on our financial statements for the year ended February 28, 2011 includes a reference to going concern risks. The Company’s ability to continue as a going concern is also dependent on many events outside of its direct control, including, among other things improvement in the economic climate.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Results of operations

Three months ended May 31, 2011 versus three months ended May 31, 2010

We generated sales during the three months ended May 31, 2011 of $4,213.  Gross sales were $4,799 reduced by $586 in discounts and allowances.  The allowance for sales incentives, promotional allowances and returns will reflect our historical experience and will be reviewed regularly to ensure that it reflects potential chargeback backs from customers.  The allowance as of May 31, 2011 is based upon our experience through June 30, 2011.   As it is industry practice, we will offer additional allowances as we develop new retailers, which will reduce our revenue in the short term.   There were no sales in the three months ended May 31, 2010.   Based upon our experience and understanding of our market, we believe that our customers place orders for the fall cold and flu season during the summer for shipment in the early fall.  Consequently we should expect lower sales during the late winter and early spring, which include our first fiscal quarter.  As we expand our retail distribution we will gain more knowledge about our customer’s ordering patterns. We are currently in negotiations with a number of additional retailers to carry our THERA MAX® products for the 2012 cold and flu season.

Costs of goods sold for the three months ended May 31, 2011 were $53,000.  $23,000 of this amount was the amortization of the license for the product.

Marketing and sales expenses were $1.7 million versus $12,000 in the prior year period.  $1.66 million of the expense was related to non-cash equity compensation from the grants of common stock, warrants and options to consultants and vendors.  Excluding the non-cash equity compensation, marketing and sales expense for the three months ended May 31, 2011 were $46,000 versus $11,500 for the same period in the previous year.  The increase is the result of additional activity as we continue to introduce our products to new customers.  In order to increase our marketing and sales activities during the retail introduction of our products, a number of our consultants and vendors have agreed to accept common stock, warrants or options instead of cash compensation.  Due to the high risk associated with accepting equity in place of cash, we have had to offer higher compensation than would otherwise be required.   Non-cash compensation is valued at the fair value of the common stock, warrants or options on the date of grant.  While the price of common stock varied from a high of $1.55 to $0.23 per share during the period, the majority of equity compensation was granted at a price of $1.38 per share.   To the extent that we use equity to compensate our marketing and sales expenses, these expenses will be higher than if we had paid  cash. These expenses will vary with the price of common stock when grants are made.

General and administrative expenses for the three months ended May 31, 2011 were $11.5 million compared to $824,000 in the prior year period.  Current period expenses included $11.2 million of non-cash compensation.    As discussed above, we have compensated our directors and many of our consultants with common stock and stock options in lieu of cash.   The cost of non-cash compensation is significantly higher than if we had used cash.   Excluding the non-cash compensation, general and administrative expenses were $324,000 compared to $824,000 in the same period of the prior year.  As we continue to develop new customers and increase our overall activity, we expect our general and administrative expenses to continue to increase.  The extent to which we use cash rather than equity to pay for expenses could result in a decrease in total expense while the actual level of activity increases.

Interest expense for the three months ended May 31, 2011 was $89,000 versus $26,000 in the prior year.   Notes payable increased to $1.2 million on May 31, 2011 versus $814,000 in the prior year resulting in high interest expenses.

Liquidity and Capital Resources

As of May 31, 2011, we had a cash balance of $39 and negative working capital of $1.4 million.   Our primary sources of liquidity are funds generated from our equity financings, which are primarily sale of units of two shares of our common stock and a warrant for $1 per unit, debt financings, and a financing arrangement to fund inventory purchases. We have not as yet attained a level of operations which allows us to meet our current overhead and may not attain profitable operations within the next few business operating cycles, nor is there any assurance that such an operating level can ever be achieved.  The report of our auditors on our 2011 financial statements includes a reference to going concern risks. While we have funded our initial operations with private placements, and secured loans as well as entering into a financing arrangement, there can be no assurance that adequate financing will continue to be available and, if available, on terms that are favorable to us.  Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.

As mentioned in Note 9 to our financial statements, Subsequent Events, in July 2011 one of our lenders extended a $100,000 bridge loan to us in anticipation of completion of a larger financing arrangement.  We are currently in negotiations with that lender and hope to complete that arrangement in the near future although there can be no assurances such negotiations will be successful.

Cash Flows

Our cash on hand at May 31, 2011 and February 28 2011 was $39 and $0, respectively.

Operating cash flows:  Beginning in the quarter ended May 31, 2011 our operating source of cash was from our sales of THERA MAX® products.

Net cash used in operating activities for the three months ended May 31, 2011 was $169,000 as compared to $290,000 in the prior year period. The decrease in the cash used in operating activities was principally the result of an increase of $164,000 in accounts payable.   We also used a significant amount of non-cash compensation in the form of common stock, warrants and options in lieu of cash.

Investing cash flows:  Net cash provided by investing activities of 12,000 was the result of the collection of a note and accrued interest.

Financing cash flows: Net cash provided by financing activities was $157,000 and $331,000 in 2011 and 2010, respectively.  We were able to secure capital from investors through sales of equity of $83,000 and $167,000 for the three months ended May 31, 2011 and 2010, principally consisting of units of 2 shares of common stock and a warrant to purchase an additional share.   Additionally we issued debt in the form of promissory and convertible notes to related parties of $54,000 in 2011 and 20,000 in 2010.   Further financing was provided by additional notes payable of $20,000 in 2011 and 150,000 in 2010.  While most of our notes payable mature in the second quarter of fiscal 2012, we are in negotiations with the note holders to either extend the maturity dates of the notes or otherwise refinance the notes, although there are no assurances that any of these negotiations will be successful.

OFF-BALANCE SHEET ARRANGEMENTS

As of May 31, 2011 we have no off-balance sheet arrangements.

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

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to our financial statements included in the Annual Report on Form 10-K/A for the year ended February 28 2011.

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

As of May 31, 2011, the Chief Executive Officer carried out an assessment, of the effectiveness of the design and operation of our disclosure controls and procedure and concluded that the Company’s disclosure controls and procedures were not effective as of May 31, 2011, because of the material weakness described below.

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

Changes in Internal Control over Financial Reporting

During the three months ended May 31, 2011 there were no changes in our system of internal controls over financial reporting.

PART II -   OTHER INFORMATION

ITEM 1   -   LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 28 2011, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

ITEM 2   -   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended May 31, 2011, the Company continued to conduct a private placement of its common stock units containing shares and warrants.  The offerings are exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, open to “accredited investors” as that term is defined in Rule 501 of Regulation D. The maximum to be raised is $6 million.  During the period, the Company had received $83,000 for fully paid subscriptions for units containing 166,000 shares and 83,000 warrants to purchase shares at $1.25 per share. Proceeds will be used for general corporate purposes.

ITEM 3   -   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4   -   (Removed and Reserved)

ITEM 5   -   OTHER INFORMATION

In June our Board of Directors elected Mr. Mark D. Shooman the Chief Financial Officer of the Company effective July 5, 2011.   Mr. Shooman is a management consultant providing financial and strategic services to his clients.  He has worked in life science and technology based companies from venture startups to mid-cap public companies.  From August 2008 to present he has been a self-employed consultant, serving as chief financial officer of a number of private companies.  From May 2007 to August 2008 he served as Chief Financial Officer of BG Medicine, Inc.  From April 2006 to May 2007 he was Chief financial Officer of  ONI Medical Systems Inc.   Previously he had served as Chief Financial Officer and a Vice President of a number of companies including Clinical Data, Inc. and ADE Corporation.  Mark has been involved in raising venture capital and private equity, has led Initial Public Offerings and been responsible for SEC reporting.  He has participated in numerous mergers and acquisitions and has extensive experience in international business, establishing branch offices and subsidiaries throughout the world.   Earlier in his career he spent 15 years in public accounting with Deloitte & Touche and Wolf & Company, where he headed the management consulting practice. He holds an MBA from The Ohio State University and a BS in Electrical Engineering from Rensselaer Polytechnic Institute and is a Certified Public Accountant.

ITEM 6   -   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 20, 2011.

TheraBiogen, Inc.

By:	/s/ Kelly T. Hickel
Chief Executive Officer

By:	/s/ Mark D. Shooman
Chief Financial Officer