Form 10-Q
period 2011-08-31
TheraBiogen, Inc.
filed 2011-10-17
CIK 1405286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

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
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

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

[ ] Yes [x] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of September 23,  2011, we had 45,081,720 shares of common stock outstanding.

PART I.
ITEM 1. FINANCIAL INFORMATION

THERABIOGEN, INC.
CONDENSED BALANCE SHEETS

	August 31, 2011	February 28,2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,658	$-
Deposits	82,500	35,231
Gross Accounts receivable	300,168	154,230
Less:
Loan value of receivables sold with recourse	(183,461)	-
Due from affiliate	11,026	1,026
Note and interest receivable – related party	-	12,252
Inventory	133,980	149,394
Prepaid expenses	3,262	-
Total current assets	367,133	352,133
Other assets:
License, net of amortization of $301,404 and $254,801	2,126,796	2,173,399
Goodwill	101,183	101,183
Total other assets	2,227,979	2,274,582
Total assets	$2,595,112	$2,626,715
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities:
Accounts payable (including $2,500 and $5,000 payable to related party)	$393,515	$208,585
Accrued interest	172,951	152,904
Payroll taxes payable	1,950	2,888
Notes payable-related parties	680,770	685,607
Notes payable - net of discount of $0 and $47,469	641,536	422,040
Total current liabilities	1,890,722	1,472,024
Long term liabilities:
Liability for unissued common stock	5,000	136,000
Total Liabilities	1,895,722	1,608,024
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 150,000,000 shares authorized, 44,167,610 and 38,784,500 issued at August 31, 2011 and February 28, 2011	44,168	38,785
Additional paid-in capital	19,967,101	6,228,787
Accumulated deficit	(19,311,879)	(5,248,881)
Total stockholders’ equity	699,390	1,018,691
Total liabilities and stockholders’ equity	$2,595,112	$2,626,715

The accompanying notes are an integral part of these financial statements

THERABIOGEN, INC.
CONDENSED STATEMENT OF OPERATIONS
(unaudited)

	For the three months ended August 31,		For the six months ended August 31,
	2011	2010	2011	2010
SALES	$204,910	$-	$209,122	$-
EXPENSES
Cost of goods sold	108,401	-	161,261	-
Marketing and sales expense	121,446	194,993	1,826,151	209,018
General and administrative	521,563	1,378,645	12,071,284	2,200,462
Total expenses	751,410	1,573,638	14,058,696	2,409,480
(LOSS) FROM OPERATIONS	(546,499)	(1,573,638)	(13,849,572)	(2,409,480)
Other income (expense):
Interest expense	(124,458)	(65,594)	(213,426)	(91,914
Total other income (expense)	(124,458)	(65,594)	(213,426)	(91,914
NET (LOSS) BEFORE INCOME TAX	(670,957)	(1,639,232)	(14,062,998)	(2,501,394)
Provision for income tax	-	-	-	-
NET (LOSS)	$(670,957)	$1,639,232)	$(14,062,998)	$(2,501,394)

Net loss per share- basic and diluted	$(0.02)	$(0.05)	$(0.34)	$(0.07)

Weighted average common shares outstanding
Basic and diluted	42,206,354	35,223,523	41,478,425	34,018,216

The accompanying notes are an integral part of these financial statements

THERABIOGEN, INC.
CONDENSED STATEMENT OF CASH FLOWS
(unaudited)

	Six months ended
	August 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,062,998)	$(2,501,394)
Adjustments to reconcile to net cash used by operating activities:
Amortization expense	46,603	46,404
Stock issued for services	2,254,042	-
Warrants and options issued for services	11,128,800	1,803,000
Amortization of debt discount	37,658	31,250
Changes in assets and liabilities:
Accounts receivable	(145,938)	-
Inventory	42,941	(188,853)
Accrued interest receivable	-	(312)
Deposits	35,231	-
Prepaid expenses	(3,262)	-
Accounts payable and accrued expenses	184,930	109,683
Accrued interest payable	90,128	-
Payroll taxes payable	(938)	-
Net cash used by operating activities	(392,803)	(700,222)

CASH FLOWS FROM INVESTING ACTIVITIES
Note and interest receivable	12,252	-
Advance to affiliate	(10,000)	-
Net cash provided by investing activities	2,252	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	83,000	342,751
Proceeds from notes payable	277,416	365,000
Erxercise of stock warrants	-	400
Payment of notes payable	(15,000)	-
Payment of note payable - related party	(5,000)	-
Proceeds from notes payable - related parties	69,793	38,107
Net cash provided by financing activities	410,209	746,258
Net increase in cash	19,658	46,036
Cash and cash equivalents, beginning of period	-	4,137
Cash and cash equivalents, end of period	$19,658	$50,173

SUPPLEMENTAL CASH FLOW INFORMATION
Noncash transactions:
Debt discount credited to equity	$39,105	$-
Issue shares to satisfy liability for shares	$131,000	$-
Conversion of debt to equity	$107,750	$-
Extinguishment of debt	$-	$125,000
Inventory and deposits financed through materials requisition agreement	$110,027	$-
Amounts advanced for materials requisition from factor	$183,461	$-
Accrued interest capitalized to notes payable	$50,514	$-

The accompanying notes are an integral part of these financial statements

THERABIOGEN, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Nature of Operations

TheraBiogen, Inc. (formerly Kushi Resources, Inc. (“Kushi”)) (the “Company”) was incorporated on October 3, 2005, under the laws of the State of Nevada.

In November, 2009, the Company entered into an Agreement and Plan of Merger with TheraBiogen, Inc. (“Former TheraBiogen”), a Nevada corporation, which was incorporated in April 2000.  The merger closed on January 5, 2010, and as a result of the transaction, the Company changed its name to TheraBiogen, Inc.

In July 2008, Former TheraBiogen entered into an exclusive licensing agreement with Nasal Therapeutics, Inc., to develop, manufacture, market and sell four homeopathic nasal sprays, THERA MAX®    Cold and Flu Relief, THERA MAX®  Allergy Relief and THERA MAX®  Migraine Relief, on an exclusive basis in North America and, and as a result of a subsequent transaction, in July 2009, the Company has the rights for all areas of the world for twenty-five years. The principal of Nasal Therapeutics, Inc., Dr. Charles Hensley had also developed the ZICAM homeopathic nasal product.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company recognizes revenue from product sales when the risks and rewards of ownership have transferred to the customer. Transfer of risks and rewards is considered to have occurred upon shipment of the finished product to retailers. Sales incentives, promotional allowances and returns are estimated and recognized as a reduction from revenue at the date of shipment based upon current agreements with customers and as the Company develops more revenues historical activity will also be utilized.  The allowance for sales incentives, promotional allowances and returns will reflect our historical experience and will be reviewed regularly to ensure that it reflects potential chargebacks from customers. The allowance as of August 31, 2011 is based upon our experience through August 31, 2011.  We review the need for a return provision at least quarterly and adjust the reserve amounts if actual chargebacks differ materially from our reserve percentage once established.

Inventory

Inventory consists of finished goods and components purchased from suppliers and delivered to the Company’s contract manufacturer of the THERA MAX® products.  Inventory is carried at the lower of cost or market on a first in, first out basis.

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

Management has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. Additionally, management believes that no accruals for tax liabilities are necessary. Therefore, no reserves for uncertain tax positions have been recorded.

Stock-Based Compensation

Compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period.

Concentrations

There is a concentration of risk in the volume of sales to certain customers as their support exceeded 10% of the Company’s total revenues. The Company received virtually 100% of its revenue from two customers during the six and three month periods ended August 31, 2011.

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to be consistent with the August 31, 2011 presentation.

Recently Issued Accounting Standards

In September 2011, the FASB issued an amendment to Topic 350, Intangibles—Goodwill and Other, which simplifies how entities test goodwill for impairment. Previous guidance under Topic 350 required an entity to test goodwill for impairment using a two-step process on at least an annual basis. First, the fair value of a reporting unit was calculated and compared to its carrying amount, including goodwill. Second, if the fair value of a reporting unit was less than its carrying amount, the amount of impairment loss, if any, was required to be measured. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the entity to determine that it is more likely than not that its fair value is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is unnecessary. If the entity concludes otherwise, then it is required to test goodwill for impairment under the two-step process as described under paragraphs 350-20-35-4 and 350-20-35-9 under Topic 350. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company is currently evaluating whether early adoption is necessary.

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

NOTE 4 – LICENSE AGREEMENT

In September 2008, the Company acquired licensing rights to the THERA MAX® products for a cash payment of $150,000 and the issuance of 15,300,000 shares of common stock.  In July 31, 2009, the Company renegotiated the terms of the license agreement, extending the territory to the entire world and the term to 25 years from July 31, 2009, and also received a transfer of all trademark rights to the THERA MAX® name in exchange for $75,000. Amortization expense related to the license is charged to cost of sales in the accompanying statement of operations and amounted to approximately $23,000 for the three months ended August 31, 2011 and $47,000 for the six months ended August 31, 2011.

NOTE 5 – ACCOUNTS RECEIVABLE

Pursuant to an agreement dated July 25, 2011, the Company transfers some of its accounts receivable to a financial institution with full recourse.  The financial institution retains  15% of the proceeds from the receivable transfer as reserves, which are released to the Company as the receivables are collected.   Through an intercreditor agreement with the finance company providing the material acquisition and purchase order financing (see Note 7), the financial institution disburses funds for transferred receivables, less reserves and applicable fees, directly to the purchase order lender as long as there is an outstanding balance on that facility.  The maximum commitment under this facility is $1,000,000.  The facility bears interest at 3.75% over the Wall Street Journal Prime Rate and is secured by a first priority security interest in the personal property and fixtures of the Company.  At August 31, 2011, the balance outstanding under the recourse contracts was $183,461.  As the Company has only recently begun significant product shipments, it does not have a history of collections.  Based upon the quality of its customers, the Company has not yet determined a need for a reserve for bad debt.

NOTE 6 – DEFERRED TAX ASSETS

As of August 31, 2011, the Company had net operating loss (NOL) carry-forwards and deductible temporary differences available to offset future taxable income of approximately $19.1 million including approximately $104,000 from Kushi Resources, Inc. at date of merger. The utilization of the NOL carry-forwards and deductible temporary differences is dependent upon the tax laws in effect at the time they can be utilized. As of August 31, 2011, a valuation allowance of $3.5 million has been recorded against the deferred tax assets due to the uncertainty surrounding their realization caused by the Company’s recurring losses.  The change in the valuation allowance during the six months ended August 31, 2011 was $1.8 million.  The NOL carry-forwards will expire from 2020 through 2031.

NOTE 7 – NOTES PAYABLE

The Company has entered into notes payable agreements with a related party and one of its affiliates totaling $680,770 as of August 31, 2011 with interest due under the notes aggregating $167,364.   During March 2011 the related party lender converted $20,000 of notes into common stock at $0.10 per share.  During the three months ended August 31, 2011, the related party lender converted $68,183 of notes into 2,035,714 shares of common stock at prices from $0.03 to $0.06 per share. As of August 31, 2011, $381,317 of notes had matured.  On October 6, 2011, the lender signed a retroactive amendment to modify the due dates of all notes to the later of one year from the date of the agreement or the stated due date (see Note 10- Subsequent Events).  These convertible notes are payable at maturity, bear interest at 12% per year and have a minimum conversion price of $0.10 per share.

In December 2010, the Company entered into a master materials acquisition and purchase order assignment agreement with a finance company under which the Company can request the finance company to acquire materials necessary to manufacture inventory in order to fulfill the Company’s orders from customers.  The finance company charges 5% of the material purchase order amount per month for each transaction, plus its expenses related to the transaction.  The initial funding limit and term of the agreement is $225,000 and 90 days, each of these terms increase upon satisfactory repayment of advances.  In connection with the agreement, the Company issued  250,000 shares of the Company’s common stock and 200,000 warrants to purchase additional shares of the Company’s common stock for $0.50 per share and as an additional consideration for funding limit increases, the Company may issue up to an additional 500,000 shares of common stock and up to 600,000 warrants to purchase additional shares of common stock.  At August 31, 2011 there was $446,986 outstanding under this agreement.

As of August 31, 2011, the Company is obligated under outstanding promissory notes totaling $194,550 to unrelated parties.  The notes bear interest at 6 to 12 percent per annum, with interest and principal payable at maturity. In April 2011 the holder of the note for $80,000 agreed to extend the maturity of its note to July 18, 2011.  In consideration for this extension the Company issued the holder 150,000 shares of common stock and a three year warrant to purchase 150,000 shares of common stock at $0.35 per share.  The cost of the common stock was expensed at fair value during the period as financing expense.  The fair value of the warrant, $37,358 was recorded as a debt discount and has been amortized over the remaining life of the note.  On October 6, 2011 the note holder agreed to exchange his note for a convertible debenture bearing 10% per annum interest and maturing in one year (see Note 10- Subsequent Events).  The debenture and accrued interest is convertible into common stock at the greater of 75% of the average closing price of the common stock for the 15 days prior to conversion or $0.10 per share.

Notes of the Company for $100,000 matured on June 23, 2011.  On October 6, 2011, the lenders agreed to exchange all outstanding obligations under the note for 3,000,000 shares of common stock (see Note 10- Subsequent Events).

NOTE 8 – COMMON STOCK, OPTIONS AND WARRANTS

During the three months ended August 31, 2011, the Company authorized the issuance of 932,556 shares of common stock as stock grants to consultants for services, charging $80,328 to marketing expense and $5,000 to consulting expense included in general and administrative expenses based upon the fair value of the shares on date of grant.  During the six months ended August 31, 2011, the Company issued 2,529,396 shares of common stock for services valued at $2,164,289 based upon the stock price on date of grant.   The Company also issued 150,000 shares of common stock to a note holder in consideration of the extension of the due date of a note, charging $96,000 to general and administrative expense.

On March 23, 2011, a related party converted $20,000 of convertible debt into 200,000 shares of common stock at $0.10 per share.  During the three months ended August 31, 2011 a related party converted $68,183 of convertible debt into 2,035,714 shares of common stock at prices between $0.03 and $0.06 per share.  400,000 warrants held by a related party expired on August 31, 2011 and 150,000 warrants held by related parties were cancelled.

The Company issued 166,000 shares of common stock as result of a private placement of units consisting of 2 shares of common stock and a five year warrant to purchase a share at $1.25 per share during the six months ended August 31, 2011.  Additionally the Company recorded as issued 302,000 shares of common stock from the private placement that had previously been classified as liability for unissued common stock.  The Company is awaiting documentation to issue shares to one stockholder who purchased $5,000 in private placement units, resulting in a liability for unissued common stock of $5,000.

During the sixth months ended August 31, 2011 the Company awarded 9,288,000 warrants and stock options to directors and consultants.  These warrants and options vested upon grant and the Company charged $9,798,300 to general and administrative expenses and $1,330,500 to sales and marketing expenses based upon the fair value of the warrants and options on date of grant.

The following table summarizes the warrants and options outstanding at August 31, 2011:

	Options and Warrants	Weighted Average Exercise Price

Outstanding at February 28, 2011	4,503,000	$.62
Granted	10,788,000	$1.08
Cancelled/forfeited	(150,000)	$.01
Expired	(400,000)	$.01
Exercised	-	-
Outstanding at August 31, 2011	14,741,000	$.95

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company’s indebtedness to related parties is $848,134, including interest, as of August 31, 2011.

The Company rents office space from a shareholder on a month-to-month basis at $2,000 per month.  Rental expense totaled $6,000 through August 31, 2011.

NOTE 10 - SUBSEQUENT EVENTS

In October 2011, the Company amended the following loan agreements:

The Company amended its material acquisition and purchase order assignment agreement with a finance company to provide a total of $1 million in purchase order and inventory financing and a line of credit of $250,000 for working capital.  The financing is secured by all assets of the Company and bears interest at 5% per month.  In consideration for making the amendment, the finance company received 2,558,535 shares of common stock and a non-dilutable warrant to purchase 3,017,170 shares of common stock at $0.05 per share.  Additionally the Company has granted a sublicense to the finance company that allows it or its assignee to develop and implement a direct television marketing program for the Company’s products.

A related party of the Company and its affiliate amended its convertible debentures in the amount of $645,770 plus accrued interest to extend the maturity of all debentures maturing before October 1, 2012 to October 1, 2012 and setting a floor of $0.10 per share for the conversion of debentures and accrued interest to common stock.

Holders of notes in the amount of $100,000 agreed to convert their debt into 3 million shares of common stock.

A holder of a note in the amount of $80,000 agreed to convert his debt into a convertible debenture due October 5, 2012 bearing interest at 10% per annum and convertible into common stock at the greater of 75% of the 15 day average price of common stock prior to conversion or $0.10.

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

Under an exclusive world-wide licensing agreement with Nasal Therapeutics, Inc. (“NTI”), we have the right to develop, manufacture, market and sell four homeopathic nasal sprays, THERA MAX® Cold and Flu Relief, THERA MAX® Allergy Relief and THERA MAX® Migraine Relief. The principal of NTI, Dr. Charles Hensley also developed the homeopathic nasal product ZICAM.

In our opinion, THERA MAX® Cold & Flu Relief homeopathic nasal spray can be considered the next generation of cold and flu relief as compared to ZICAM’s cold remedy product. THERA MAX® Allergy Relief is also a nasal spray that employs a unique homeopathic approach in the treatment of allergic rhinitis (runny nose).

In September 2010 we launched two homeopathic nasal sprays into the United States over-the-counter market principally through sales to Rite Aid Pharmacy.  Our first two offerings in the launch were THERA MAX® Cold and Flu Relief and THERA MAX® Allergy Relief.  A number of additional national and regional retailers are now selling THERA MAX® products.

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

Results of operations

Three months ended August 31, 2011 versus three months ended August 31, 2010

We generated sales during the three months ended August 31, 2011 of $205,000.  Gross sales were $209,000 reduced by discounts and allowances of $4,000.  The allowance for sales incentives, promotional allowances, discounts and returns will reflect our historical experience and will be reviewed regularly to ensure that it reflects potential chargeback backs from customers.  The allowance as of August 31, 2011 is based upon our experience through September 30, 2011.   As it is industry practice, we will offer additional allowances as we develop new retailers, which will reduce our revenue in the short term.   There were no sales in the three months ended August 31, 2010.   During the quarter we received initial orders from a major drug retailer.  We believe that these are part of a larger purchase planned for the fall cold and flu season.  However, there can be no assurances that we will be successful in obtaining these orders.

Costs of goods sold for the three months ended August 31, 2011 were $108,000.  $23,000 of this amount was the amortization of the license for the product.   We charge various charges, such as shelving fees, against cost of goods as they are received.

Marketing and sales expenses were $121,000 versus $195,000 in the prior year period.  The decrease is the result of high amounts of expense being paid with equity compensation in the prior year.  $80,000 of the marketing and sales expenses for the current six month period was in the form of equity compensation.   We expect to increase our sales and marketing activities in the near future to promote our products.

General and administrative expenses for the three months ended August 31, 2011 were $522,000 compared to $1,379,000 in the prior year period.  $322,000 of the $522,000 expense was in the form of equity compensation.  The decrease is the result of our efforts to control expenses while funding is limited.  General and administrative costs are expected to increase in the future as our sales activity increases.

Interest expense for the three months ended August 31, 2011 was $124,000 versus $66,000 in the prior year.   Notes payable increased to $1.3 million on August 31, 2011 versus $925,000 in the prior year resulting in increased interest expense.

Six months ended August 31, 2011 versus six months ended August 31, 2010

We generated sales during the six months ended August 31, 2011 of $209,000.  Gross sales were $214,000 reduced by $5,000 in discounts and allowances.  The allowance for sales incentives, promotional allowances, discounts and returns will reflect our historical experience and will be reviewed regularly to ensure that it reflects potential chargeback backs from customers.  The allowance as of August 31, 2011 is based upon our experience through September 30, 2011.   As it is industry practice, we will offer additional allowances as we develop new retailers, which will reduce our revenue in the short term.   There were no sales in the six months ended August 31, 2010.   Based upon our experience and understanding of our market, we believe that our customers place orders for the fall cold and flu season during the summer for shipment in the early fall.  Consequently we should expect lower sales during the late winter and early spring, which includes our first two fiscal quarters.  As we expand our retail distribution we will gain more knowledge about our customer’s ordering patterns. During the first six months we received indications from a number of retailers that they intend to sell our THERA MAX® products for the 2012 cold and flu season.  However, there are no assurances that these retailers will carry our products.

Costs of goods sold for the six months ended August 31, 2011 were $162,000.  $47,000 of this amount was the amortization of the license for the product.   We charge various charges, such as shelving fees, against cost of goods as they are received.

Marketing and sales expenses were $1.8 million versus $209,000 in the prior year period.  $1.7 million of the expense was related to non-cash equity compensation from the grants of common stock, warrants and options to consultants and vendors.  Excluding the non-cash equity compensation, marketing and sales expense for the six months ended August 31, 2011 were $87,000 versus $20,000 for the same period in the previous year.  The increase is the result of additional activity as we continue to introduce our products to new customers.  In order to increase our marketing and sales activities during the retail introduction of our products, a number of our consultants and vendors have agreed to accept common stock, warrants or options instead of cash compensation.  Due to the high risk associated with accepting equity in place of cash, we have had to offer higher compensation than would otherwise be required.   Non-cash compensation is valued at the fair value of the common stock, warrants or options on the date of grant.  While the price of common stock varied from a high of $1.55 to $0.05 per share during the period, the majority of equity compensation was granted at a price of $1.38 per share.   To the extent that we use equity to compensate our marketing and sales expenses, these expenses will be higher than if we had paid cash. These expenses will vary with the price of common stock when grants are made.

General and administrative expenses for the six months ended August 31, 2011 were $12.0 million compared to $2.2 million in the prior year period.  Expenses for the six months ended August 31, 2011 included $11.2 million of non-cash compensation.    As discussed above, we have compensated our directors and many of our consultants with common stock and stock options in lieu of cash.   The cost of non-cash compensation is significantly higher than if we had used cash.    As we continue to develop new customers and increase our overall activity, we expect our general and administrative expenses to continue to increase.  The extent to which we use cash rather than equity to pay for expenses could result in a decrease in total expense while the actual level of activity increases.

Liquidity and Capital Resources

As of August 31, 2011, we had a cash balance of $20,000 and negative working capital of $1.5 million.   Our primary sources of liquidity are funds generated from our equity financings, which are primarily the sale of units of two shares of our common stock and a warrant for $1 per unit, debt financings, and a financing arrangement to fund inventory purchases. We have not as yet attained a level of operations which allows us to meet our current overhead and may not attain profitable operations within the next few business operating cycles, nor is there any assurance that such an operating level can ever be achieved.  The report of our auditors on our 2011 financial statements includes a reference to going concern risks. While we have funded our initial operations with private placements, and secured loans as well as entering into a financing arrangement, there can be no assurance that adequate financing will continue to be available and, if available, on terms that are favorable to us.  Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.

As mentioned in Note 10 to our financial statements, Subsequent Events, in October 2011 we amended a number of our financing and loan agreements to increase borrowing limits, extend maturities and convert certain notes into convertible debentures and stock.   While these amendments provide additional funding and insure our current compliance with the terms of all outstanding debt, we believe that additional funding would allow us to grow more rapidly.  We continue our efforts to obtain such funding.

Cash Flows

Our cash on hand at August 31, 2011 and February 28, 2011 was $19,658 and $0, respectively.

Operating cash flows:  Our operating source of cash was from our sales of THERA MAX® products.

Net cash used in operating activities for the six months ended August 31, 2011 was $393,000 as compared to $700,000 in the prior year period. The decrease in the cash used in operating activities in the current period was principally the result of an increase of $184,000 in accounts payable, accrued interest of $90,000 and accounts receivable of $146,000.   We also used a significant amount of non-cash compensation in the form of common stock, warrants and options in lieu of cash.

Investing cash flows:  Net cash provided by investing activities of $2,000 was the result of the collection of a note and accrued interest and an advance to an affiliate.  No cash was provided or used by investing activities in the six months ended August 31, 2010.

Financing cash flows: Net cash provided by financing activities was $410,000 and $746,000 in 2011 and 2010, respectively.  We were able to secure capital from investors through sales of equity of $83,000 and $343,000 for the six months ended August 31, 2011 and 2010, principally consisting of units of 2 shares of common stock and a warrant to purchase an additional share.   Additionally we issued debt in the form of promissory and convertible notes to related parties of $54,000 in 2011 and 38,000 in 2010.   Further financing was provided by additional notes payable of $277,000 in 2011 and $365,000 in 2010.

OFF-BALANCE SHEET ARRANGEMENTS

As of August 31, 2011 we have no off-balance sheet arrangements.

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

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to our financial statements included in the Annual Report on Form 10-K/A for the year ended February 28, 2011.

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

As of August 31, 2011, the Chief Executive Officer and Chief Financial Officer carried out an assessment, of the effectiveness of the design and operation of our disclosure controls and procedure and concluded that the Company’s disclosure controls and procedures were not effective as of August 31, 2011, because of the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified during management's assessment was the lack of review over transactions due to the limited resources of the accounting and finance function. This control deficiency did not result in adjustments to the Company’s interim financial statements. However, this control deficiency could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to the Company’s interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including detailed validation work with regard to balance sheet account balances, additional analysis on income statement amounts and managerial review of all significant account balances and disclosures in the Quarterly Report on Form 10-Q, to ensure that the Company’s Quarterly Report and the financial statements forming part thereof are in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Quarterly Report fairly present, in all material respects, the Company’s financial condition, results of operations, and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

During the three months ended August 31, 2011 there were no changes in our system of internal controls over financial reporting.

PART II -   OTHER INFORMATION

ITEM 1   -   LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the fiscal year ended February 28, 2011, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K/A are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

ITEM 2   -   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended August 31, 2011, the Company continued to conduct a private placement of its common stock units containing shares and warrants.  The offerings are exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, open to “accredited investors” as that term is defined in Rule 501 of Regulation D. The maximum to be raised is $6 million.  During the period, the Company had received $83,000 for fully paid subscriptions for units containing 166,000 shares and 83,000 warrants to purchase shares at $1.25 per share. Proceeds will be used for general corporate purposes.

ITEM 3   -   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4   -   (Removed and Reserved)

ITEM 5   -   OTHER INFORMATION

None

ITEM 6   -   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit	Description
10.1	Amended and Restated Master Materials Acquisition and Purchase Order Assignment Agreement

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 17, 2011.

TheraBiogen, Inc.

By:	/s/ Kelly T. Hickel
Chief Executive Officer

By:	/s/ Mark D. Shooman
Chief Financial Officer