Form 10-Q
period 2011-11-30
TheraBiogen, Inc.
filed 2012-01-17
CIK 1405286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

COMMISSION FILE NUMBER 000-53008

THERABIOGEN, INC.

(Exact name of registrant as specified in its charter)

NEVADA	98-0559606
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

4400 Route 9 South, Suite 1000
Freehold, NJ	07728
(Address of principal executive offices)	(Zip Code)

866-284-9561

(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Former Address:

120 Wall Street, Suite 2401

New York, NY  10005

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [  ] No

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[  ] Yes [x] No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of January 6, 2012, we had 57,559,477 shares of common stock outstanding.

PART I.

ITEM 1. FINANCIAL STATEMENTS

THERABIOGEN, INC.

CONDENSED BALANCE SHEETS

	November 30, 2011	February 28,2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,947	$-
Deposits	185,627	35,231
Gross Accounts receivable	424,404	154,230
Less:
Loan value of receivables sold with recourse	(293,636)	-
Due from affiliate	1,026	1,026
Note and interest receivable - related party	-	12,252
Inventory	138,481	149,394
Prepaid expenses	3,262	-
Total current assets	535,111	352,133
Other assets:
License, net of amortization of $324,706 and $254,801	2,103,494	2,173,399
Goodwill	101,183	101,183
Total other assets	2,204,677	2,274,582
Total assets	$2,739,788	$2,626,715
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities:
Accounts payable (including $0 and $5,000 payable to related party)	$1,009,731	$208,585
Accrued interest	185,125	152,904
Accrued expenses	144,410	2,888
Notes payable-related parties	645,770	685,607
Notes payable - net of discount of $207,177 and $47,469	212,433	422,040
Total current liabilities	2,197,469	1,472,024
Other liabilities:
Liability for unissued common stock	5,000	136,000
Total Liabilities	2,202,469	1,608,024
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 150,000,000 shares authorized, 57,559,477 and 38,784,500 issued at November 30, 2011 and February 28, 2011	57,559	38,785
Additional paid-in capital	21,154,379	6,228,787
Accumulated deficit	(20,674,619)	(5,248,881)
Total stockholders’ equity	537,319	1,018,691
Total liabilities and stockholders’ equity	$2,739,788	$2,626,715

The accompanying notes are an integral part of these financial statements

THERABIOGEN, INC.

CONDENSED STATEMENT OF OPERATIONS

(unaudited)

	For the three months ended November 30,		For the nine months ended November 30,
	2011	2010	2011	2010
SALES - net	$ 693,176	$ 278,512	$ 902,298	$ 278,512
EXPENSES
Cost of goods sold	615,030	328,493	776,291	328,493
Marketing and sales	496,145	127,377	2,322,296	336,395
General and administrative	705,073	224,629	12,776,357	2,425,091
Total expenses	1,816,248	680,499	15,874,944	3,089,979
OPERATING LOSS	(1,123,072)	(401,987)	(14,972,646)	(2,811,467)
Other income (expense):
Interest expense	(239,667)	(242,132)	(453,093)	(334,046)
Total other income (expense)	(239,667)	(242,132)	(453,093)	(334,046)
NET (LOSS)	$(1,362,739)	$ (644,119)	$(15,425,739)	$(3,145,513)

Net loss per share- basic and diluted	$ (0.03)	$ (0.02)	$ (0.35)	$ (0.09)

Weighted average common shares outstanding
Basic and diluted	51,219,026	37,277,991	44,398,856	34,806,357

The accompanying notes are an integral part of these financial statements

THERABIOGEN, INC.

CONDENSED STATEMENT OF CASH FLOWS

(unaudited)

	Nine months ended
	November 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,425,739)	$(3,145,513)
Adjustments to reconcile to net cash used by operating activities:
Amortization expense	69,905	69,606
Stock issued for services	2,681,289	-
Warrants and options issued for services	11,503,050	1,843,000
Amortization of debt discount	78,794	238,008
Changes in assets and liabilities:
Accounts receivable	(412,014)	(9,810)
Inventory	10,913	(128,200)
Accrued interest receivable	-	(459)
Deposits	(150,396)	-
Prepaid expenses	(3,262)	-
Accounts payable	568,090	175,555
Accrued interest payable	200,749	75,766
Accrued expenses	141,523	-
Net cash used by operating activities	(737,098)	(882,047)

CASH FLOWS FROM INVESTING ACTIVITIES
Note and interest receivable	12,252	-
Advance to affiliate	-	-
Net cash provided by investing activities	12,252	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	83,000	608,751
Proceeds from notes payable	663,000	495,000
Issuance of debt	-	-
Exercise of stock warrants	-	400
Payment of notes payable	-	(237,166)
Payment of debt	(10,000)	-
Payment of note payable - related party	(5,000)	(9,500)
Proceeds from notes payable - related parties	69,793	57,107
Net cash provided by financing activities	800,793	914,592
Net increase in cash	75,947	32,545
Cash and cash equivalents, beginning of period	-	4,137
Cash and cash equivalents, end of period	$75,947	$36,682

SUPPLEMENTAL CASH FLOW INFORMATION
Noncash transactions:
Debt discount/deferred finance costs credited to equity	$285,971	$-
Issue shares to satisfy liability for shares	$131,000	$-
Conversion of debt to equity	$260,056	$-
Common stock issued for extinguishment of debt	$-	$125,000
Inventory and deposits financed through materials requisition agreement	$1,041,901	$-
Amounts advanced for materials requisition from factor	$1,285,132	$-
Accrued interest capitalized to notes payable	$131,655	$-

The accompanying notes are an integral part of these financial statements

THERABIOGEN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

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

In July 2008, Former TheraBiogen entered into an exclusive licensing agreement with Nasal Therapeutics, Inc., to develop, manufacture, market and sell four homeopathic nasal sprays, THERA MAX® Cold Relief, THERA MAX® Flu Relief, THERA MAX® Allergy Relief and THERA MAX® Migraine Relief, on an exclusive basis in North America and, and as a result of a subsequent transaction, in July 2009, the Company has the rights for all areas of the world for twenty-five years. THERA MAX® Cold Relief and THERA MAX® Flu Relief are now marketed as a single product, THERA MAX® Cold and Flu Relief.  The principal of Nasal Therapeutics, Inc., Dr. Charles Hensley had also developed the ZICAM® homeopathic nasal product.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company recognizes revenue from product sales when the risks and rewards of ownership have transferred to the customer. Transfer of risks and rewards is considered to have occurred upon shipment of the finished product to retailers. Sales incentives, promotional allowances and returns are estimated and recognized as a reduction from revenue at the date of shipment based upon current agreements with customers and as the Company develops more revenues historical activity will also be utilized.  The allowance for sales incentives, promotional allowances and returns will reflect our historical experience and will be reviewed regularly to ensure that it reflects potential chargebacks from customers. The allowance as of November 30, 2011 is based upon our experience through November 30, 2011.  We review the need for a return provision at least quarterly and adjust the reserve amounts if actual chargebacks differ materially from our reserve percentage once established.

Inventory

Inventory consists of finished goods and components purchased from suppliers and delivered to the Company’s contract manufacturer of the THERA MAX® products.  Inventory is carried at the lower of cost or market on a first in, first out basis.

License Agreement

The Company recorded as an intangible asset the cost of the license agreement entered into with Nasal Therapeutics, Inc. based on the consideration paid.  The intangible asset is amortized on a straight-line basis over the 25 year life of the agreement.  The amortization charge is included in cost of goods sold. Prior to the initiation of sales during the third quarter of 2010 amortization expense had been charged to general and administrative expense.  The Company evaluates for impairment when events and circumstances warrant in accordance with Financial Accounting Standards Board “(FASB”) Accounting Standards Codification (“ASC”) Topic 350-30, and an impairment loss will be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. After an impairment loss is recognized, the adjusted carrying amount of the intangible asset will be its new accounting basis.

Goodwill

The Company recorded goodwill as the excess of the consideration paid over the estimated fair values of the assets acquired and liabilities assumed in a business combination.  The goodwill is not amortized, but is subject to an annual impairment test in accordance with FASB ASC Topic 350-20.  The two step test first determines whether the carrying amount of the reporting unit exceeds the fair value of the reporting unit.  If so, the next step is to measure the impairment loss as the difference between the implied fair value of the goodwill and the carrying amount of the reporting unit.

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

Cost of Goods Sold

Cost of goods sold includes amortization of product license, cost of materials, inventory management and manufacturing costs and shipping and handling costs to deliver product to customers.

Advertising

Advertising costs are expensed as incurred as a marketing and sales expense.

Concentrations

There is a concentration of risk in the volume of sales to certain customers as their sales volume exceeded 10% of the Company’s total revenues. The Company received over 90% of its revenue from two customers during the three and nine month periods ended November 30, 2011.

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to be consistent with the November 30, 2011 presentation.

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

NOTE 3 - MERGER

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

NOTE 4 - LICENSE AGREEMENT

In September 2008, the Company acquired licensing rights to the THERA MAX® products for a cash payment of $150,000 and the issuance of 15,300,000 shares of common stock.  In July 31, 2009, the Company renegotiated the terms of the license agreement, extending the territory to the entire world and the term to 25 years from July 31, 2009, and also received a transfer of all trademark rights to the THERA MAX® name in exchange for $75,000. Amortization expense related to the license is charged to cost of sales in the accompanying statement of operations and amounted to approximately $23,000 for the three months ended November 30, 2011 and $70,000 for the nine months ended November 30, 2011.

NOTE 5 - ACCOUNTS RECEIVABLE

Pursuant to an agreement dated July 25, 2011, the Company transfers some of its accounts receivable to a financial institution with full recourse.  The financial institution retains 15% of the proceeds from the receivable transfer as reserves, which are released to the Company as the receivables are collected.   Through an intercreditor agreement with the finance company providing the material acquisition and purchase order financing (see Note 7), the financial institution disburses funds for transferred receivables, less reserves and applicable fees, directly to the purchase order lender as long as there is an outstanding balance on that facility.  The maximum commitment under this facility is $1,000,000.  The facility bears interest at 3.75% over the Wall Street Journal Prime Rate and is secured by a first priority security interest in the personal property and fixtures of the Company.  At November 30, 2011, the balance outstanding under the recourse contracts was $293,636.  Based upon the quality of its customers, the Company has not yet determined a need for a reserve for bad debt.

NOTE 6 - DEFERRED TAX ASSETS

As of November 30, 2011, the Company had net operating loss (NOL) carry-forwards and deductible temporary differences available to offset future taxable income of approximately $20 million including approximately $104,000 from Kushi Resources, Inc. at date of merger. The utilization of the NOL carry-forwards and deductible temporary differences is dependent upon the tax laws in effect at the time they can be utilized. As of November 30, 2011, a full valuation allowance of $7.8 million has been recorded against the deferred tax assets due to the uncertainty surrounding their realization caused by the Company’s recurring losses.  The change in the valuation allowance during the nine months ended November 30, 2011 was $5.8 million.  The NOL carry-forwards will expire from 2020 through 2031.

NOTE 7 - NOTES PAYABLE

The Company has entered into notes payable agreements with a related party and one of its affiliates totaling $645,770 as of November 30, 2011 with interest due under the notes aggregating $185,125.   During March 2011 the related party lender converted $20,000 of notes into common stock at $0.10 per share.  During July and August 2011, the related party lender converted $68,183 of notes into 2,035,714 shares of common stock at prices from $0.03 to $0.06 per share. In September 2011 the related party lender converted $35,000 of notes into 1,166,666 shares of common stock at $0.03 per share.  On October 6, 2011, the lender signed a retroactive amendment to modify the due dates of all outstanding notes to the later of one year from the date of the agreement or the stated due date.  These convertible notes are payable at maturity, bear interest at 12% per year and have a minimum conversion price of $0.10 per share.

In December 2010, the Company entered into a master materials acquisition and purchase order assignment agreement with a finance company under which the Company can request the finance company to acquire materials necessary to manufacture inventory in order to fulfill the Company’s orders from customers.  The finance company charges 5% of the material purchase order amount per month for each transaction, plus its expenses related to the transaction.  The initial funding limit and term of the agreement is $225,000 and 90 days, each of these terms increase upon satisfactory repayment of advances.  In connection with the agreement, the Company issued 250,000 shares of the Company’s common stock and 200,000 warrants to purchase additional shares of the Company’s common stock for $0.50 per share and as an additional consideration for funding limit increases, the Company may issue up to an additional 500,000 shares of common stock and up to 600,000 warrants to purchase additional shares of common stock.   In October 2011 the material acquisition and purchase order assignment agreement was amended to provide a total of $1 million in purchase order and inventory financing and a line of credit of $250,000 for working capital.  The financing is secured by all assets of the Company and bears interest at 5% per month.  In consideration for making the amendment, the finance company received 2,558,535 shares of common stock valued at $127,927 and a non-dilutable warrant to purchase 3,017,170 shares of common stock at $0.05 per share valued at $120,686.  Additionally the Company has granted a sublicense to the finance company that allows it or its assignee to develop and implement a direct television marketing program for the Company’s products.  At November 30, 2011 there was $325,060 outstanding under this agreement.

As of November 30, 2011, the Company is obligated under outstanding promissory notes totaling $94,550 to unrelated parties.  The notes bear interest at 6 to 10 percent per annum, with interest and principal payable at maturity. In April 2011 the holder of the note for $80,000 agreed to extend the maturity of its note to July 18, 2011.  In consideration for this extension the Company issued the holder 150,000 shares of common stock and a three year warrant to purchase 150,000 shares of common stock at $0.35 per share.  The cost of the common stock was expensed at fair value during the period as financing expense.  The fair value of the warrant, $37,358 was recorded as a debt discount and has been amortized over the remaining life of the note.  On October 6, 2011 the note holder agreed to exchange his note for a convertible debenture bearing 10% per annum interest and maturing in one year.  The debenture and accrued interest is convertible into common stock at the greatest of 75% of the average closing price of the common stock for the 15 days prior to conversion or $0.10 per share.

Notes of the Company for $100,000 matured on June 23, 2011.  On October 6, 2011, the lenders exchanged all outstanding obligations under the note for 3,000,000 shares of common stock.

NOTE 8 - COMMON STOCK, OPTIONS AND WARRANTS

During the three months ended November 30, 2011, the Company authorized the issuance of 6,666,666 shares of common stock as stock grants to consultants for services, charging $307,000 to marketing expense and $114,000 to consulting expense included in general and administrative expenses based upon the fair value of the shares on date of grant.  During the nine months ended November 30, 2011, the Company issued 9,196,062 shares of common stock for services valued at $2,585,289 based upon the stock price on date of grant.

During the three months ended November 30, 2011, the Company issued 3,000,000 shares of common stock in full payment of $100,000 of notes that had matured.  Also, as part of its renegotiation of its master materials acquisition and purchase order assignment agreement with a finance company, the Company issued 2,558,535 shares of common stock valued at $127,927 and recorded as deferred finance cost which will be amortized over the life of the agreement.  During the first quarter of fiscal 2012 the Company issued 150,000 shares of common stock to a note holder in consideration of the extension of the due date of a note, charging $96,000 to general and administrative expense.

On March 23, 2011, a related party converted $20,000 of convertible debt into 200,000 shares of common stock at $0.10 per share.  During July and August 2011 a related party converted $68,183 of convertible debt into 2,035,714 shares of common stock at prices between $0.03 and $0.06 per share.  In September 2011 a related party converted $35,000 of notes into 1,166,666 shares of common stock.  400,000 warrants held by a related party expired on November 30, 2011 and 150,000 warrants held by related parties were cancelled.

The Company issued 166,000 shares of common stock as result of a private placement of units consisting of 2 shares of common stock and a five year warrant to purchase a share at $1.25 per share during the nine months ended November 30, 2011.  Additionally the Company recorded as issued 302,000 shares of common stock from the private placement that had previously been classified as liability for unissued common stock.  The Company is awaiting documentation to issue shares to one stockholder who purchased $5,000 in private placement units, resulting in a liability for unissued common stock of $5,000.

During the three months ended November 30, 2011, 1,500,000 options previously authorized by the Board of Directors were forfeited as a result of the cessation of services by a consultant.  As part of the renegotiation of a master materials acquisition and purchase order assignment agreement the lender received a warrant to purchase 3,017,140 shares of common stock at $0.05 for five years from the date of the agreement. This warrant resulted in a deferred financing expense, based upon the fair value of the warrant on date of grant of $120,686 that will be amortized over the one year term of the lending agreement.

During the three months ended November 30, 2011, the Company issued 2,975,000 immediately vested options to purchase common stock at prices of $0.10 to $0.25 per share for five years. As a result of these grants the Company charged $134,250 to general and administrative expenses and $17,500 to sales and marketing expenses based upon the fair value of the options on date of grant.

On September 2, 2011, the Board of Directors changed the exercise price of 4,450,000 fully vested options previously granted on March 9, 2011, to purchase common stock held by various consultants to and directors of the Company from $1.43 to $0.25 to better represent the current market price of the common stock. As a result of this repricing the Company recorded additional general and administrative expense of $181,250 and sales and marketing expense of $41,250.

Cumulatively through the nine months ended November 30, 2011, the Company has awarded 16,780,140 warrants and options to purchase common stock charging $10,113,800 to generals and administrative expense and $1,389,250 to marketing and sales expense for these grants based upon the fair value of the warrants and options on date of grant.

The following table summarizes the warrants and options outstanding at November 30, 2011:

	Options and Warrants	Weighted Average Exercise Price

Outstanding at February 28, 2011	4,503,000	$ .62
Granted	16,780,140	$ .43
Cancelled/forfeited	(1,650,000)	$ 1.30
Expired	(400,000)	$ .01
Exercised	-	-
Outstanding at November 30, 2011	19,233,140	$ .52

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company’s indebtedness to related parties is $830,895, including interest, as of November 30, 2011.

During the nine months ended November 30, 2011 the Company rented office space from a shareholder on a month-to-month basis at $2,000 per month.  Rental expense totaled $18,000 through November 30, 2011.

NOTE 10 - SUBSEQUENT EVENTS

No material  subsequent events to report.

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

Under an exclusive world-wide licensing agreement with Nasal Therapeutics, Inc. (“NTI”), we have the right to develop, manufacture, market and sell four homeopathic nasal sprays, THERA MAX® Cold Relief,  THERA MAX® Flu Relief, THERA MAX® Allergy Relief and THERA MAX® Migraine Relief. The Cold Relief and Flu Relief formulas are now marketed as a single product, THERA MAX® Cold and Flu Relief.  The principal of NTI, Dr. Charles Hensley also developed the homeopathic nasal product ZICAM®.

In our opinion, THERA MAX® Cold & Flu Relief homeopathic nasal spray can be considered the next generation of cold and flu relief as compared to ZICAM®’s cold remedy product. THERA MAX® Allergy Relief is also a nasal spray that employs a unique homeopathic approach in the treatment of allergic rhinitis (runny nose).

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

Results of operations

Three months ended November 30, 2011 versus three months ended November 30, 2010

We generated sales during the three months ended November 30, 2011 of approximately $693,000.  Gross sales were approximately $1,180,000 reduced by discounts and allowances of approximately $487,000. During the period a major drug retailer conducted a national promotion of Thera Max® in all of their retail outlets. This promotion, to introduce the product, resulted in a significant rebate expense to us. As it is industry practice, we will offer additional allowances as we develop new retailers, which will reduce our revenue in the short term. We anticipate that future promotions will be of a lower dollar value and result in higher margins. The allowance for sales incentives, promotional allowances, discounts and returns will reflect our historical experience and will be reviewed regularly to ensure that it reflects potential chargebacks from customers. Gross sales for the three months ending November 30, 2010 were approximately $599,000 and allowances were approximately $320,000 resulting in net sales of approximately $279,000.

Costs of goods sold for the three months ended November 30, 2011 were approximately $615,000 versus approximately $328,000 for the three months ended November 30, 2010.   The increase in cost of goods over the prior year is a result of the increase in sales.  We charge various charges, such as amortization of license and shipping charges to deliver product to our customers, against cost of goods.   Shipping charges for the quarter were approximately $203,000.  This amount was unusually high due to the need to get product to the major national retailer in time for its promotion.

Marketing and sales expenses for the three months ended November 30, 2011, were approximately $496,000 versus approximately $127,000 for the three months ended November 30, 2010.  Approximately $333,000 of the current quarter marketing and sales expense was in the form of non-cash compensation, grants of common stock, warrant and/or options.  Due to our limited cash position, we expect to continue to use non-cash compensation for these expenses. The increase in expense over the prior year is the result of the aggressive marketing strategy that we are pursuing.  In addition to television advertisements we have implemented a social media strategy and started to develop other advertising plans.   We expect our sales and marketing expense to continue to increase as we actively promote our products.

General and administrative expenses for the three months ended November 30, 2011 were approximately $705,000 compared to approximately $225,000 for the three months ended November 30, 2010.  Approximately $213,000 of the $705,000 expense was in the form of non-cash equity compensation.  The increase in expense is the result of our growth in overall activity as our products are more actively marketed.  General and administrative costs are expected to increase in the future as our sales activity increases.

Interest expense for the three months ended November 30, 2011 was approximately $240,000 versus approximately $242,000 for the three months ended November 30, 2010.   During the current period we settled a number of notes and put in place new financing in the form of receivables factoring and financing of purchase orders and inventory.  The new financings are revolving financings and therefore change during the period depending upon our manufacturing and sales activity.  Associated with these financings we issued shares and warrants to purchase common stock.  The fair value of those stock issues and warrants are being amortized as interest expense over the life of the lending agreements.

Nine months ended November 30, 2011 versus nine months ended November 30, 2010

We generated sales during the nine months ended November 30, 2011 of approximately $902,000. Gross sales were approximately $1,401,000 reduced by approximately $499,000 in discounts and allowances. Gross sales for the period ending November 30, 2010 were approximately $599,000 and allowances were approximately $320,000. During November 2011, a major drug retailer conducted a national promotion of Thera Max® in all of its retail outlets. This promotion, to introduce the product, resulted in a significant rebate expense to us. As it is industry practice, we will offer additional allowances as we develop new retailers, which will reduce our revenue in the short term. We anticipate that future promotions will be of a lower dollar value and result in higher margins. The allowance for sales incentives, promotional allowances, discounts and returns will reflect our historical experience and will be reviewed regularly to ensure that it reflects potential chargebacks from customers. Based upon our experience and understanding of our market, we believe that our customers place orders for the fall cold and flu season during the summer for shipment in the early fall. Consequently we should expect lower sales during the late winter and early spring, which includes our first two fiscal quarters. As we expand our retail distribution we will gain more knowledge about our customer’s ordering patterns.

Costs of goods sold for the nine months ended November 30, 2011 were approximately $776,000 versus approximately $328,000 for the nine months ended November 30, 2010. The increase in cost of goods over the prior year is a result of the increase in sales. We charge various charges, such as amortization of license and shipping charges to deliver product to our customers, against cost of goods. Shipping charges for the current fiscal year were approximately $217,000. This amount was unusually high due to the need to get product to the major national retailer in time for their promotion.

Marketing and sales expenses for the nine months ended November 30, 2011 and 2010 were approximately $2,322,000 versus approximately $336,000.  Approximately $2,089,000 of the current period expense was non-cash equity compensation from the grants of common stock, warrants and options to consultants and vendors.  The increase is the result of additional activity as we actively introduce our products to new retailers and customers. In order to increase our marketing and sales activities during the retail introduction of our products, a number of our consultants and vendors have agreed to accept common stock, warrants or options instead of cash compensation. Due to the high risk associated with accepting equity in place of cash, we have had to offer higher compensation than would otherwise be required. Non-cash compensation is valued at the fair value of the common stock, warrants or options on the date of grant. To the extent that we use equity to compensate our marketing and sales expenses, these expenses will be higher than if we had paid cash. These expenses will vary with the price of common stock when grants are made. Excluding the non-cash equity compensation, marketing and sales expense for the nine months ended November 30, 2011 was approximately $233,000.

General and administrative expenses for the nine months ended November 30, 2011 were approximately $12,776,000 compared to approximately $2,425,000 in the prior year period. Expenses for the nine months ended November 30, 2011 included approximately $11,877,000 million of non-cash compensation. As discussed above, we have compensated our directors and many of our consultants with common stock and stock options in lieu of cash. The cost of non-cash compensation is significantly higher than if we had used cash. As we continue to develop new customers and increase our overall activity, we expect our general and administrative expenses to continue to increase. The extent to which we use cash rather than equity to pay for expenses could result in a decrease in total expense while the actual level of activity increases.

Interest expense for the nine months ended November 30, 2011 was approximately $453,000 versus approximately $334,000 in the prior year.   During the current period we settled a number of notes and put in place new financing in the form of receivables factoring and financing of purchase orders and inventory.  The new financings are revolving financings and therefore change during the period depending upon our manufacturing and sales activity.  Associated with these financings we issued shares and warrants to purchase common stock.  The fair value of those stock issues and warrants are being amortized as interest expense over the life of the lending agreements.  Due to our limited liquidity, we expect to continue to incur significant interest expense.

Liquidity and Capital Resources

As of November 30, 2011, we had a cash balance of approximately $76,000 and negative working capital of approximately $1,662,000.   Our primary sources of liquidity are sales of our products, a factoring arrangement for our accounts receivable and a financing arrangement to fund inventory and material purchases. We have not as yet attained a level of operations which allows us to meet our current overhead and may not attain profitable operations within the next few business operating cycles, nor is there any assurance that such an operating level can ever be achieved.  The report of our auditors on our financial statements for the year ended February 28, 2011, includes a reference to going concern risks. While we have funded our initial operations with private placements, and secured loans as well as entering into a financing arrangement, there can be no assurance that adequate financing will continue to be available and, if available, on terms that are favorable to us.  Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.

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

Cash Flows

Our cash on hand at November 30, 2011 and February 28, 2011 was approximately $76,000 and $0, respectively.

Operating cash flows:  Our operating source of cash was from our sales of THERA MAX® products.

Net cash used in operating activities for the nine months ended November 30, 2011 was $737,000 as compared to $882,000 in the prior year period. The decrease in the cash used in operating activities in the current period was principally the result of an increase in accounts payable and other liabilities of $910,000 which was offset by an increase in accounts receivable and deposits of $562,000. We also used a significant amount of non-cash compensation in the form of common stock, warrants and options in lieu of cash.

Investing cash flows:  Net cash provided by investing activities of $12,000 was the result of the collection of a note and accrued interest and an advance to an affiliate.  No cash was provided or used by investing activities in the nine months ended November 30, 2010.

Financing cash flows: Net cash provided by financing activities was $801,000 and $915,000 in 2011 and 2010, respectively.  We were able to secure capital from investors through sales of equity of $83,000 and $609,000 for the nine months ended November 30, 2011 and 2010, principally consisting of units of 2 shares of common stock and a warrant to purchase an additional share.  Further financing was provided by additional notes payable of $663,000 in 2011 and $495,000 in 2010.

OFF-BALANCE SHEET ARRANGEMENTS

As of November 30, 2011 we have no off-balance sheet arrangements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

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

As of November 30, 2011, the Chief Executive Officer and Chief Financial Officer carried out an assessment, of the effectiveness of the design and operation of our disclosure controls and procedure and concluded that the Company’s disclosure controls and procedures were not effective as of November 30, 2011, because of the material weakness described below.

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

Changes in Internal Control over Financial Reporting

During the three months ended November 30, 2011 there were no changes in our system of internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended November 30, 2011, we issued 6,666,666 shares of common stock to consultants and directors for services performed.  We also issued 2,558,535 shares to a lender as part of the renegotiation of a loan agreement.  Additionally, a related party converted $35,000 of convertible debentures into 1,166,666 shares of common stock.  This stock is exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933 as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. (Removed and Reserved)

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit	Description
10.1	Amended and Restated Master Materials Acquisition and Purchase Order Assignment Agreement*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350.

*Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2011 filed with the Securities and Exchange Commission on October 17,, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 17, 2012.

TheraBiogen, Inc.

By:	/s/ Kelly T. Hickel
Chief Executive Officer

By:	/s/ Mark D. Shooman
Chief Financial Officer