Form 10-K
period 2012-02-29
TheraBiogen, Inc.
filed 2012-07-16
CIK 1405286

____________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________________________________________________________

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

COMMISSION FILE NUMBER 000-53008

THERABIOGEN, INC.

(Exact name of registrant as specified in its charter)

NEVADA	98-0559606
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

PO Box 296
Manalapan, NJ 07726	07726
(Address of principal executive offices)	(Zip Code)

866-284-9561

Registrant's telephone number, including area code

(Former name, former address and former fiscal year, if changed since last report)

Former Address:

4400 Route 9 South

Freehold, NJ 07728

Securities registered pursuant to Section 12(b) of the Act: NONE.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value per Share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  [X]Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s. 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes  [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting we. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting we” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting we)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell we (as defined in Rule 12b-2 of the Act).  [  ] Yes  [X] No

On August 31, 2011 the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock beneficially held by non-affiliates of the registrant was $2,177,440 based upon the average of the bid and asked prices of the stock on that date of $0.05.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of June 8, 2012, we had 69,662,810 shares of common stock outstanding.

THERABIOGEN, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED FEBRUARY 29, 2012
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

Until the merger with TheraBiogen, Inc. on January 5, 2010, we had been an exploration stage engaged in the acquisition and exploration of mineral properties.  After the merger we began to pursue the activities of the former TheraBiogen, Inc., the development and marketing of homeopathic nasal spray products, as our primary business.  During fourth quarter of fiscal 2011 we determined that the value of our mineral rights was not sufficient to justify further pursuit of that business plan and wrote off the remaining mining interests and assets.

We currently develop and market homeopathic over-the-counter pharmaceutical products to consumers in the United States, currently, through retail pharmaceutical outlets. In 2010, we began shipping two homeopathic nasal sprays into the United States over-the-counter market; THERA MAX™ Cold and Flu Relief and THERA MAX™ Allergy Relief. We have been in Rite Aid Corporation stores nationally since 2010. We received and shipped orders during this fiscal year to Walgreens (nationally), Hannaford Supermarkets, Discount Drug Mart, Big Y Supermarkets, and Food Lion We have been successful in penetrating two of the largest retail pharmaceutical companies to sell our products along with a number of local and regional chains and are in over 12,000 retail outlets.

THERA MAX™ has received visibility on both local and national television as a result of signage placement in the arena at the Miami Heat (NBA Basketball)  games and through our social media, radio and television marketing campaign in the fall and winter of 2011. We placed our “No Cold Here” ad on the Jumbo Screen in Times Square for the 2011 Christmas and New Year season, along with street teams and random consumers trying the product for the first time, while being filmed and had exposure on the various social media channels.

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

We have four formulas available under the license agreement with Nasal Therapeutics. We are marketing the Cold and Flu Relief in one formulation which distinguishes our product from any other product currently on the market. We are and have been marketing our Allergy product and have announced that we will be shipping the Migraine product in the near future. We have developed a sore throat product that we plan to introduce as soon as we have adequate funding to market it. Other products are under consideration.

Our plan of operation includes the addition of products and SKU’s that can extend our product line to make it more attractive to both retailers and consumers. In the case of each of those products we provide benefits that will attract the consumer and distinguish our product from others including the all-natural active ingredients, homeopathic nasal delivery, quick aid in relief of symptoms and the comfort of knowing there are no chemical interactions with other products the consumer might be taking.

Our expansion strategy is to add direct-to-consumer marketing to take our product directly to consumers by a combination of social media promotion and advertising through multiple channels, along with selling these products online directly to the consumer, thereby increasing our margins and our reach to the purchasers of such products.

Business Model

Our business model is, currently, as a developer and manufacturer of over-the-counter homeopathic pharmaceutical products which aid in the relief of various symptoms and illnesses. We have products for which we licensed the formulation from a third party as described elsewhere in this document. We sell those products to the consumer through third parties. Our typical client is a pharmaceutical retail chain or a grocery retail chain. We advertise and promote our products to our ultimate consumer customer through our retail client or directly to the consumer. Our retail clients often requires in-store promotions, advertising and placement discounts and rebates for the consumer, all funded by us. In addition, we have advertised through radio, TV and online through social media channels.

When we advertise or promote within the store, according to Generally Accepted Accounting Principles, that marketing and advertising cost is a credit to gross revenue and, then, reflected in the net revenue. When we advertise directly, it is a business expense reflected in the profit and loss statement.

The challenges of our business model include succeeding in getting the retailers to put our products on the shelves and then to encourage consumers to purchase those products from the retailers. We have succeeded in getting our products on the shelves at Walgreens, Rite-Aid, Hannaford Supermarkets, Discount Drug Mart, Big Y Supermarkets and Food Lion.

The 2011-2012 cold and flu season was unusually mild, significantly diminishing the demand for our product. As a result, the sell through we experienced in our retailer’s outlets was much lower than we expected and has led to a change in our business strategy. Furthermore, as a result of the growth of Social Media and online marketing we are contemplating a modification of our strategy wherein we would focus our primary strategy on online direct-to-consumer marketing. In this modification to our Business Model, we would advertise through Social Media sites, invest in Search Engine Optimization (SEO) marketing to drive consumers to our website where they would be able to purchase our products directly from us. This strategy is expected to deliver enhanced sales and gross margins since we will be selling at retail, not wholesale.

An additional modification to our business model is that we would add more products to the THERA MAX™ product line, whether developed internally or acquired or licensed from others. To that end, we have developed THERA MAX™ Sore Throat Relief which we plan to introduce to the market this year in addition to the existing THERA MAX™ Cold and Flu relief, THERA MAX™ Allergy Relief and the recently announced THERA MAX™ Migraine Relief.

Homeopathic nasal sprays

Our homeopathic nasal spray products are, we believe, the next generation cold and flu remedy product, without any actual or potential hazards from zinc. They are all natural, homeopathic and delivered nasally to quickly interact with the immune system so that the immune system can then deal with the symptoms and the illness itself. This is in contrast to most other products which are chemical based and typically mask symptoms often causing drowsiness and sometimes conflicts with other medical treatments.

RECENT DEVELOPMENTS

We focused this past winter on the marketing plan for the Cold and Flu Season. We launched and completed marketing programs through radio, television, online and through social media. The most recognized accomplishment was to launch our Times Square Social Media campaign.  Over 200 people were chosen randomly in Times Square and encouraged to try Thera Max™   Cold and Flu while a reporter filmed video interviews with them under the TheraMax™ billboard. The Social Media Campaign continued throughout the season.

The videos from the Thera Max™ “No Cold Here” - Times Square promotion, were uploaded on the Thera Maxtm Facebook and YouTube pages beginning on January 4, 2012. The Thera Maxtm Facebook, Twitter, and YouTube pages will be utilized for marketing research, consumer trends and product studies and to engage consumers around the world and demonstrate this new, super-smart cold and flu nasal spray.

The Thera Max™ Cold and Flu commercials and Times Square videos may be viewed on the Company YouTube page at http://www.youtube.com/user/TheraMaxRelief.

We have also spent a considerable amount of time and effort to add to the capability of the company going forward so that we can begin to develop and execute the new and modified business plan. In order to best accomplish that, we have engaged Mr. Dean Blechman, founding family member and former Executive Vice President of Sales at TWINLAB Corporation, to become a consultant to the Company and assist the Company primarily in Sales & Marketing. As the former Executive Vice President of Sales at TWINLAB, Mr. Blechman was instrumental in growing TWINLAB's annual revenues from $5 million to over $330 million. As part of the agreements pursuant to this, on May 22, 2012, the then current Directors all resigned with the exception of Mr. Hickel, and two new Directors joined the Board as described elsewhere in this document. Mr. Hickel signed a Separation Agreement wherein he agreed to stay for 90 days and then voluntarily leave the company, as described elsewhere in this document.

As a result of the above, the Company has decided to focus its efforts for the near future on marketing directly to the consumer online. We will launch this program as soon as funds are available. We will continue to support our retail outlet customers but not seek any additional programs due to the cost of getting and keeping our products on the retailer’s shelves. The Gross profit margins in online direct-to-consumer are, typically, much higher and may enable us to grow the company with less investor capital.

On April 20, 2012, our lender, ECAP, required a Binding Term Sheet that advanced an additional $20,000 in order to make a payment on the Walgreen’s Rebate account payable. The Term Sheet requires that we make certain payments to ECAP to reduce the outstanding balances based on a percentage of funds received from equity or debt raises we accomplish and reduce the balance due amounts to $450,000 for the Master Materials Acquisition and Purchase Order Assignment Agreement and to reduce the Working Capital loan from its current principal balance of $250,000 within ninety days from the date of the Term Sheet.

Some of our creditors have indicated they may turn over our accounts to a collection agency though no such notices have been received. The LeadDog debentures were previously extended to July 1, 2012 at which time they will become in default until another extension is agreed between the parties. The LeadDog debentures contain a provision wherein they are restricted to conversions that will not allow their holdings to exceed 4.9% of the issued and outstanding shares at any time. As part of the Agreement with ECAP, LeadDog agreed to limit the exercise price of its debentures to a floor of $0.10 until October 2012 with the exception of $158,000 of debt conversions allowed in March and April with a conversion at 75% of the then market price. LeadDog converted approximately four million shares on that basis.

COMPETITION

All of the THERA MAX™ products compete in the highly competitive over-the-counter cold, allergy/sinus, and symptom relief market groups of the overall cough and cold, allergy and pain relief categories. Our products compete against a vast number of well-established brands marketed by large pharmaceutical and consumer products companies as well as an increasing number of store brand products. Store brand products are generally sold at a substantial discount to branded products. Participants in these categories compete primarily on the basis of price, product benefit, quality of product, and brand recognition. Most of our competitors have substantially greater financial, marketing and other resources, longer operating histories, larger product portfolios and greater brand recognition than we do. With our limited resources, we aim to succeed in this category by emphasizing the unique benefits regarding our products and providing consumers with innovative delivery systems. Our unique benefits include the following: our products contain active ingredients that are all natural, are delivered nasally to quickly enter the body where most of the causes of the symptoms also enter the body; the active ingredients do not cause drowsiness and do not, typically, cause interactions with other chemical-based medical products. They, therefore, work quickly in aiding in the relief of the symptoms of the sufferer.

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

EMPLOYEES

As of February 29, 2012, we engaged four full or part time advisors under written or informal consulting agreements. Subsequent to that date two advisors have resigned their roles with us and we added one part time advisor under a formal consulting agreement on May 22, 2012 when Mr. Dean Blechman agreed to advise us as described elsewhere in this document.

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

WE MAY NOT BE ABLE TO FUND SUFFICIENT MARKETING TO REACH THE CONSUMER CUSTOMER.

Our current operating funds are not sufficient to meet the anticipated costs of our marketing and production programs, our plan of operation calls for significant expenses in connection with the marketing of our Thera Max™ products. Our retailer customers could decide not to continue or begin selling our products if we do not adequately advertise our message to consumer customers who are the ultimate users of our products.

ANOTHER POOR SELLING SEASON FOR OUR PRODUCTS COULD LIMIT OUR ABILITY TO SUSTAIN AND EXPAND OUR BUSINESS.

Our business depends on the needs of consumers to relieve the symptoms of their illnesses. The 2011-2012 cold and flu season was unusually mild, significantly diminishing the demand for our product.    Our sales depend directly on the severity of the cold and flu season and environmental events will affect us.

OUR LENDER HAS A LIEN ON ALL OUR ASSETS.

Our lender has a lien on all of our assets and, if the outstanding obligations are not satisfied, could declare a default and exercise its claim against those assets.

WE HAVE YET TO EARN SIGNIFICANT REVENUE AND BECAUSE OUR ABILITY TO SUSTAIN OUR OPERATIONS IS DEPENDENT ON OUR ABILITY TO RAISE FINANCING, THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Because we have only recently commenced business operations, we expect to incur substantial losses for the foreseeable future. We have never been profitable. This could cause our business to fail. Our future is dependent upon our ability to obtain additional customers and financing and upon future profitable operations from the development of retail distribution and sales. These factors raise substantial doubt that we will be able to continue as a going concern. Our independent auditors, Moss, Krusick & Associates, LLC, have expressed substantial doubt about our ability to continue as a going concern given our accumulated losses. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to complete our business plan.

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

OUR RETAILER CUSTOMERS REQUIRE SIGNIFICANT MARKETING SUPPORT FROM THE COMPANY.

In order to gain and retain shelf space in the retail stores of our clients requires significant financial support in the form of marketing discounts, consumer rebates and incentives. Our ability and/or willingness to provide those may impact negatively on the shelf space available to us in those outlets.

OTHER CHANNELS OF DISTRIBUTION MAY REQUIRE CAPITAL THAT WE CAN’T GET.

In order to expand our business we may seek additional channels of distribution for our products and those channels may require additional investments in marketing and other items that we are unable to make because of the availability of capital to us.

WE HAVE BEEN NAMED AS A DEFENDANT IN A PURPORTED CLASS ACTION

As described in more detail in Item 3 of this Annual Report, we have been sued in California in a purported class action alleging violations of certain regulations governing the packaging of our product. Although we believe the suit is without merit, we are attempting to negotiate a modest settlement that may include minor additions to the packaging labels. No assurances can be given as to the outcome of this litigation or its impact upon us or our business.

WE HAVE LIMITED RESOURCES AND LIMITED REVENUES

We have limited resources and have had limited revenues to date. In addition, we will not achieve any significant revenues until, at the earliest, the expanded distribution of the THERA MAX™ Cold and Flu Relief. Moreover, there can be no assurance that our additional distribution of any THERA MAX™ products will provide any material revenues or operate on a profitable basis.

WE MAY NEED ADDITIONAL FINANCING IN ORDER TO EXECUTE OUR BUSINESS

PLAN

 We have had minimal revenues to date and will be dependent upon our limited available financial resources. We cannot ascertain with any degree of certainty the capital requirements for the execution of our business plan. In the event that our limited financial resources prove to be insufficient to implement our business plan, we may be required to seek additional financing.

ADDITIONAL FINANCING MAY NOT BE AVAILABLE TO US IF NEEDED

There can be no assurance that additional financing, if needed, will be available on acceptable terms, or at all. To the extent that additional financing proves to be unavailable when needed, we would, in all likelihood, be compelled to abandon plans to market the THERA MAX™ products. The failure by us to secure additional financing, if needed, could also have a material adverse effect on the continued development or growth of its business model. We are negotiating arrangements with bank or financial institution to secure additional financing and there can be no assurance that any such arrangement, will be available on terms deemed to be commercially acceptable and in the best interests of the Company.

WE MAY NOT BE ABLE TO BORROW FUNDS IF NEEDED

There currently are limitations on our ability to borrow funds to increase the amount of capital available to undertake our business plan. Moreover, our limited resources and lack of operating history may make it difficult to borrow funds. The amount and nature of any borrowings by us will depend on numerous considerations, including the our capital requirements, our perceived ability to meet debt service on any such borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. There can be no assurance that debt financing, if required or sought, would be available on terms deemed to be commercially acceptable by and in our best interests. Our inability to borrow funds required to undertake its business model, may have a material adverse effect on our financial condition and future prospects. Additionally, to the extent that debt financing ultimately proves to be available, any borrowings may subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest.

SUCCESS OF OUR BUSINESS PLAN DEPENDS IN LARGE PART UPON THE SUCCESS OF OUR PRODUCTS, WHICH WERE ONLY RECENTLY INTRODUCED TO CONSUMERS

The success of our proposed plan of operation will depend to a great extent on the acceptance of our homeopathic products by the public. To date, only limited market studies or projections of the acceptance of these products have been conducted.

General Risk Factors

WE MAY NOT BE ABLE TO ATTRACT AND RETAIN QUALIFIED PERSONNEL NECESSARY FOR THE IMPLEMENTATION OF OUR BUSINESS STRATEGY.

Our future success depends largely upon the continued service of our sole officer. Our future success also depends on our ability to attract, retain and motivate qualified personnel when needed.  Our current financial situation makes it difficult to recruit such personnel.

THERE EXIST RISKS TO STOCKHOLDERS RELATING TO DILUTION:  AUTHORIZATION OF ADDITIONAL SECURITIES AND REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING THE ISSUE OF ADDITIONAL COMMON SHARES

To the extent that additional shares of common stock are issued, our stockholders would experience dilution of their respective ownership interests. Furthermore, the issuance of a substantial number of shares of common stock may adversely affect prevailing market prices, if any, for the common stock and could impair the  our ability to raise additional capital through the sale of its equity securities. We may use consultants and other third parties providing goods and services, including assistance in the manufacture, marketing, distribution and sale of products.  These consultants or third parties may be paid in cash, stock, options or other securities of the Company, and the consultants or third parties may be placement agents or their affiliates. Furthermore, the agreement with ECAP Capital, Inc. provided for a warrant issuance with a non-dilution clause which may further dilute the stockholders respective ownership interests.

WE EXPECT TO PAY NO CASH DIVIDENDS

We do not expect to pay dividends in the foreseeable future, and the payment of dividends will be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition subsequent to the commencement of its business activities and the generation of profits from those activities. The payment of any dividends subsequent to an investment will be within the discretion of the Board of Directors. We presently intend to retain all earnings, if any, for use in our business operations and accordingly, the Board does not anticipate declaring any dividends in the foreseeable future.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None

ITEM 2.  PROPERTIES.

We currently do not own or rent any real property. Our principal office address is PO Box 296, Manalapan, New Jersey 07726.

ITEM 3.  LEGAL PROCEEDINGS

We have been sued in California in a purported class action regarding allegations that the product packaging should be modified. We have reviewed the packaging with Registrar Corp, which helps businesses comply with U.S. FDA Drug registration and listing requirements by providing Registration, U.S. Agent and Compliance Assistance for U.S. and Non-U.S. Companies in the Drug Industry. Registrar Corp's Drug Labeling and Ingredient Review service helps companies determine their drug's likely classification and compliance with applicable labeling requirements. All products packaging and labeling was reviewed by and received approval from Registrar before going to market. Mr. Jimmy Conde is the plaintiff and alleges that our product’s package labeling is inadequate. Notwithstanding the above, and even though we believe the suit is without merit, we are attempting to negotiate a modest settlement that may include minor additions to the packaging labels. The litigation has been moved to Federal Court and we are negotiating a settlement agreement in the amount of $21,000 which is fully dependent upon our ability to pay this amount, the agreement of the parties and approval by the Court. No assurances can be given as to the outcome of this litigation or its impact upon us or our business.

ITEM 4.  REMOVED AND RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)  Market information.

The Company’s common stock has traded in the over-the-counter market on the OTC Bulletin Board system (“OTCBB”), currently under the symbol “TRAB” The following table sets forth the range of high and low closing prices of the Common Stock as reported by the OTCBB for each fiscal quarter since trading commenced.

Closing Prices
	High	Low
FISCAL 2012
First Quarter (March 1, 2011 through May 31, 2011)	$ 1.49	$ 0.18
Second Quarter (June 1, 2011 through August 31, 2011)	$ 0.17	$ 0.05
Third Quarter (September 1, 2011 through November 30, 2011)	$ 0.07	$ 0.05
Fourth Quarter (December 1, 2011 through February 29, 2012)	$ 0.05	$ 0.03

FISCAL 2011
First Quarter (March 1, 2010) through May 31, 2010)	$ 1.26	$ 1.26
Second Quarter (June 1, 2010 through August 31, 2010)	$ 1.23	$ 0.40
Third Quarter (September 1, 2010 through November 30, 2010)	$ 0.65	$ 0.50
Fourth Quarter (December, 2010 through February 28, 2010)	$ 1.75	$ 1.49

(b)  Holders.  As of June 8, 2012, there were 170 holders of record of our common stock.  This number does not include stockholders for whom shares are held in “nominee” or “street” name.

(c)  Dividends. We have not paid any dividends to date, have not yet generated earnings sufficient to pay dividends, and currently do not intend to pay dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The financial summaries that follow present the results of operations of TheraBiogen, Inc. for the periods presented. The amounts shown from the audited consolidated financials reflect the financial position and results of operations as of and for the years ended February 29, 2012 and February 28, 2011.

RESULTS OF OPERATIONS

	Year Ended	Year Ended
	February 29, 2012	February 29, 2011
Revenue (sales and interest income)	$ $ 950,945	$468,158
Expenses	(17,108,134)	(4,561,537)
Net income (loss)	$(16,157,337)	$(4,093,379)

Revenue

We began shipping products for revenue in September 2010 and from inception through September 2010 we generated no revenue.  Revenue comes from sales of our products to retailers.  We use sales agents to assist us in selling.  Our customers and target customers are regional and national retail drug, grocery and general retail chains. In FY 2011, our net revenue was $468,158, primarily from sales to Rite-Aid. Our gross revenue for the same period was $696,700. The difference was for marketing rebates and customer discounts in the amount of $228,542. In FY 2012, our net revenue was $950,945 and our gross revenue was $1,435,726. The difference of $484,781 was primarily for discounts for timely payment to Walgreens in the amount of $30,383 and in-store marketing rebates in the amount of $448,000.

Operating Costs and Expenses

Our operating expenses for the years ended February 29, 2012 and 2011 consisted of the following:

	Year ended	Year ended
	February 29, 2012	February 28, 2011
Cost of goods sold	$782,234	$488,619
Advertising and marketing	2,451,739	93,118
Amortization of license	93,206	92,808
Bank charges and interest	6,084	6,004
Consulting expense	12,820,179	2,977,137
Insurance	47,547	78,219
Miscellaneous	20,345	5,484
Office expense	73,487	119,860
Payroll	44,459	25,528
Professional fees	99,340	120,229
Rent	21,234	29,850
Testing	0	6,704
Bad Debt	62,945	0
Financing expense	151,588	119,860
Total operating expense	$16,674,387	$4,163,420

Our operating expenses increased by $12,510,967 or 24.9% from $4,163,420 for the year ended February 29, 2011 to $16,674,387 for the year ended February 29, 2012. $293,615 of this increase is Cost of goods sold for initial product sales during the fiscal year.  $14,217,398 of the total of $16,664,387 of expenses in fiscal 2012 is for non-cash grants of stock and warrants to directors and consultants for services rendered and as payments for performance as detailed on the following pages.  The remaining increase in operating expenses was primarily due to increases in our administrative and consulting fees as we began shipping product to customers and increasing our sales and marketing activities.

The non-cash expenses for 2012 by category are: Directors fees $45,000; Financing Costs $96,000; G&A expense 11,927,132; Interest expense $155,573 and Advertising and Marketing expense $2,149,266

The total Advertising and Marketing expense for fiscal 2012 is $2,451,739, an increase of $2,338,621 over fiscal 2011’s Advertising and marketing expense of $93,118. Of the total for fiscal 2012, $2,149,266 was paid by stock grants and warrants since the cash available to us was limited. The increase is due to expenditures for radio, television, online and events like the Times Square event from Christmas to New Years to support the sales in our retail outlets and to create brand awareness for our products. The increase in Cost of Goods sold from $488,619 to $782,234 is due to the increased volume of sales. Office expense increased from $119,860 to $223,667, an increase of $103,807 was due to the needs of supporting our expanding business as we increased the number of sales outlets from 3300 to approximately 12,000. The increase to Consulting expense from $2,998,767 to $12,810,179, an increase of $9,811,412, was due to a combination of factors including using stock and options to pay for services to expand the business and obtain services for which cash was not available and due to the weighted value increases due to the stocks volatility in our first fiscal quarter wherein the stock price went from $1.49 to $0.18.

As noted in the cash flow analysis above, the actual cash used for operations was $539,357, which was provided by $540,092 from financings. Further, we increased accounts payable from $118,962 to $1,475,309, an increase of $1,356,347 in order to sustain our operations.

LIQUIDITY AND CAPITAL RESOURCES

As reflected in the table below, we had a working capital deficit of $(2,130,656) as of February 29, 2012 compared to a working capital deficit of $(1,119,891) as of February 29, 2011. The increase in our working capital deficit is attributable to marketing expenses, acquisition of operating assets and the increase in short term debt to finance operations.

Working Capital

			Percentage
	At	At	Increase /
	February 29, 2012	February 28, 2011	(Decrease)
Current Assets	$470,000	$352,133	33%
Current Liabilities	(2,675,280)	(1,472,024)	82%
Working Capital Surplus (Deficit)	$(2,205,280)	$(1,119,891)	97%

As reflected in the following table, as at February 29, 2012, we had cash of $290 and negative cash flow from operations of (539,357).  To date, we have funded our operations with cash that we received from the sale of our common stock, advances from related parties as loans, working capital loans and advances against manufacturing costs from a financing company.

Cash Flows

	Year Ended February
	29, 2012	28, 2011
Cash Flows Used In Operating Activities	$(539,357)	$(1,331,402)
Cash Flows Used In Investing Activities	1056	(1,026)
Cash Flows From Financing Activities	540,093	1,328,291
Net Increase (Decrease) In Cash During Period	$290	$(4,137)

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to market risk exposure to the extent that $807,921 in convertible debt matures on July 1, 2012.  If these notes are not converted and must be refinanced, the interest rate could increase.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the index to our financial statements on page 21.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.  CONTROLS AND PROCEDURES.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and then Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management, including our Chief Executive Officer and then Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of February 29, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our management, including our Chief Executive Officer and then Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management’s review and evaluation of our internal controls over financial reporting did not involve a recognized framework for financial controls and was limited to the identification of risks associated with the limited number of personnel employed us and the direct involvement of the CEO and CFO in most business functions. In our assessment of the effectiveness of internal control over financial reporting as of February 29, 2012, our management, including our Chief Executive Officer and then Chief Financial Officer, determined that there were control deficiencies that constituted material weaknesses, as described below.

As of the end of the period covered by this report, our management including our Chief Executive Officer and then Chief Financial Officer, also carried out an evaluation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation, management including, our Chief Executive Officer and Chief Financial Officer, determined that our disclosure controls and procedures are ineffective in enabling us to record, process, summarize and report, in a timely manner, the information that we are required to disclose in our Exchange Act reports. Control deficiencies that constituted material weaknesses, are described below.

Material Weaknesses

Lack of Effective Corporate Governance Policies and Procedures. We do not have effective policies regarding the independence of our directors and have had only one independent director. The lack of independent directors means that there is no effective review, authorization, or oversight of management or management’s actions by persons that were not involved in approving or executing those actions. This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and only one director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

We have no conflicts of interest policies and there is no provision for the review and approval of transactions between us and interested members of management.

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

Because of these material weaknesses, management has concluded that the we did not maintain effective internal control over financial reporting as of February 29, 2012, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Management, including our Chief Executive Officer and then Chief Financial Officer, has determined that we do not have the financial resources or personnel to address the material weaknesses identified or to conduct a more robust evaluation of its controls. As resources become available, management will develop and implement remedial actions to address the material weaknesses it has identified.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the year ended February 29, 2012 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

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

ITEM 9B.  OTHER INFORMATION.

In an effort to improve our ability to grow the company and attain profitably, we have engaged Mr. Dean Blechman, founding family member and former Executive Vice President of Sales at TWINLAB Corporation, to become a consultant to the Company and assist the Company primarily in Sales & Marketing. As the former Executive Vice President of Sales at TWINLAB, Mr. Blechman was instrumental in growing TWINLAB's annual revenues from $5 million to over $330 million. This relationship will, we believe, be instrumental in revising our Business Plan and Strategy as discussed elsewhere in this document.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

IDENTIFICATION OF DIRECTORS and EXECUTIVE OFFICERS

The persons who served as directors and executive officers of the as of June 8, 2012 their ages and positions held, are listed below.

Name	Age	Position

Kelly T. Hickel	70	President, Chairman and CEO
Thomas Kelley	49	Director
Pasquale Petruzzo	54	Director

On May 22, 2012, at the Board Meeting which approved Mr. Dean Blechman’s Consulting Agreement, the former Directors, Mr. Rubizhevsky, Mr. Saxe, Mr. Forman and Mr. Rifenburgh resigned after first appointing Mr. Pasquale Petruzzo and Mr. Thomas Kelley to fill vacancies on the Board.  Furthermore, on May 11, 2012, Mr. Hickel executed a Separation and Transition Services Agreement in which he agreed to resign all of his positions with the Company 90 days after execution of the Agreement, which Agreement was ratified by the Board on May 22, 2012.  He also agreed that after his resignation he will have no affiliation of any kind with the Company.

KELLY T. HICKEL has been a director of ours and Chief Executive Officer since August, 2009.  Mr. Hickel has served as CEO under a Consulting Agreement with FSR, Inc. who provides his services under that agreement. Under the terms of the consulting agreement, FSR, Inc. has received a consulting fee which was $10,000 per month from August 2009through August 30, 2011. On September 2, 2012 the Board of Directors approved the recommendation of the Compensation Committee and approved and executed a new three-year Consulting Agreement with FSR, Inc. for Mr. Hickel’s services.

Historically, Mr. Hickel was previously appointed as Chairman of Paradise Music & Entertainment, Inc. (PDSE.pk) in February 2001 until he resigned in June 2006. Previously, Mr. Hickel was the turn-around President of MiniScribe Corp., a troubled Fortune 500 disk drive manufacturer, from 1989 to 1990. Mr. Hickel helped conduct a sale to Maxtor from bankruptcy and supported the estate as it returned $900 million to its stakeholders including 41% of the value to the public shareholders. He was President of the Maxwell Technology Information Systems Group from 1993 until 1997, during which, Maxwell was the 9th best performing stock on NASDAQ and the #1 performing stock in California in 1996. Mr. Hickel was, recently, Chairman and Chief Restructuring Officer of The Tyree Company in Farmingdale, New York. He is also CEO of Spring Creek Capital, Inc. (OTCBB: SCRK. Mr. Hickel has arranged a number of private and public we financings and financial restructuring over the years. Mr. Hickel is a graduate of Indiana University, with a Bachelors of Science, and has attended coursework at Columbia University.

PASQUALE PETRUZZO, a new director appointed by the Board on May 22, 2012, was, from 2001 to 2010, CB Budget Planning and Controller in the earlier years of a large financial services company with 600 employees in 3 different states. While there, he prepared financials and assisted CFO in the day to day operations. He was promoted to VP Finance taking responsibility in all Human Resource and Accounting functions.  In 2007, he invested in a food manufacturing business where I maintained all accounting duties and set up a business model to spin off the distribution business. The company has since merged with a large company that has over 50 million in revenue. He started his own accounting advisory practice, All Island Tax & Corp Bookkeeping services where he is Managing Partner. His degree is from Hofstra University.

THOMAS KELLEY, a new director appointed by the Board on May 22, 2012, has spent 25 years in advertising and marketing and has worked with major agencies in TV, print, and internet campaigns.  Kelley is currently a television producer and consultant specializing in corporate problem solving by establishing models for communication among individuals and groups.  In 2010, he co-founded The TFE group that works to develop, implement and evaluate new methodologies for integrating financial literacy topics into existing subject based content. Since 2008, he created and has co-chaired the NY Financial Literacy Forums.  Kelley helped organize policy leaders, educators, and corporate leaders to share their experiences and insights about the need for financial education in schools. Kelley is a graduate of SUNY Farmingdale ’82 and SUNY Old Westbury ‘84 with advertising and visual arts degrees.

SIGNIFICANT EMPLOYEES

We have no direct employees.  Kelly T. Hickel, our sole officer of the listed above, has acted as an officer pursuant to a consulting agreement with FSR, Inc.  Ron Gustilo serves as product manager for the THERA MAX® line of products under a consulting agreement beginning in January 2010, and William Warchus serves as Chief Accounting Officer also under a consulting agreement. Our Chief Medical Officer had served part time on an informal consulting basis, prior to his resignation. As of May 22, 2012, we have engaged Mr. Dean Blechman, founding family member and former Executive Vice President of Sales at TWINLAB Corporation, to become a consultant to the Company and assist the Company primarily in Sales & Marketing.

COMMITTEES AND BOARD MEETINGS

We adopted charters for an Audit Committee, Compensation Committee and the Governance and Nominating Committee, and we established Board committees for each in 2011. The Compensation Committee was established at the Board Meeting on March 10, 2011. Mr. Rifenburgh was appointed as the Chairman for that Committee and Mr. Saxe and Mr. Rubizhevsky were appointed to serve on it with him. The Compensation Committee met two times in 2011. The Audit Committee and the Governance and Nominating Committees were established by the Board at the Board Meeting September 2, 2011. The Charters for each of the Audit, Compensation and Nominating were approved at that same meeting. The Audit Committee met two times last year. The Audit Committee, chaired by Mr. Rifenburgh also included Mr. Rubizhevsky. The Governance and Nominating Committee included Mr. Hickel and Dr. Forman.

CODE OF ETHICS

We adopted a Code of Ethics that applies to our directors, officers and employees performing financial functions for us, including our chief executive officer, chief financial officer, controller and any person performing similar functions. This code of ethics was adopted at the Board Meeting on September 2, 2011.

EXCLUSION OF DIRECTOR LIABILITY

Pursuant to the General Corporation Law of Nevada, the Company Certificate of Incorporation excludes personal liability on the part of its directors for monetary damages based upon any violation of their fiduciary duties as directors, except as to liability for any acts or omissions which involve intentional misconduct, fraud or a knowing violation of law or for improper payment of dividends. This exclusion of liability does not limit any right which a director may have to be indemnified and does not affect any director's liability under federal or applicable state securities laws.

ITEM 11.  EXECUTIVE COMPENSATION.

CASH AND OTHER COMPENSATION

For the year ended February 29, 2012, we incurred consulting fees of $204,168 for the services of Mr. Hickel as CEO paid to FSR, Inc. under the Consulting Agreement already in place and the new consulting agreement approved by the Board and executed September, 2011. We had no other agreement or understanding, express or implied, with any other executive officer concerning employment or cash or other compensation for services.

COMPENSATION PURSUANT TO PLANS

For the years ended February 29, 2012 and through the date of this report, no executive officer has received compensation from the Company pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any executive officer pursuant to any compensatory or benefit plan of the Company.

OPTION/SAR GRANTS

No stock options were exercised by any of the officers or directors in fiscal 2012.

In fiscal 2012, the Board of Directors approved grants of stock to certain officers or consultants, as follows:

Recipient*	Shares	Value

None	0	$0

FSR, Inc. was awarded 2,926,666 shares of common stock during the fiscal year with a value on the dates of the grants of $1,395,332.

In addition, the Board granted options to acquire additional shares, for a three year period at the closing market price on the date the options were issued, or as modified by the Board of Directors, as follows:

Recipient	Shares

Barry Saxe	1,000,000
Boris Rubizhevsky	1,000,000
Kelly T. Hickel	500,000
Richard Rifenburgh	650,000
6,057,140

For more information see Item 7.

EMPLOYEE STOCK COMPENSATION PLAN

None

COMPENSATION OF DIRECTORS

On December 8, 2009, our Board of Directors adopted a Board of Directors Compensation Plan.  This Plan provides for the following annual compensation to each member of the Board of Directors:

(i)            A grant of 250,000 shares of common stock;

(ii)           A grant of a warrant to purchase 125,000 shares of common stock;

(iii)           $1,000 for each meeting attended in person plus out-of-pocket expenses; and

(iv)           $500 for each telephonic meeting.

The stock and warrant grants will be made on the last business day of January and prorated grants will be made to directors appointed or elected during the calendar year.

EMPLOYMENT CONTRACTS

No person entered into any employment or similar contract, during the year ended February 29, 2012, other than the consulting agreement with FSR, Inc. as discussed above.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

BENEFICIAL OWNERSHIP

The following table sets forth, as of June 8, 2012, the stock ownership of each executive officer and director of the Company, of all executive officers and directors of the Company as a group, and of each person known by us to be a beneficial owner of 5% or more of its common stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as to such shares. No person listed below has any option, warrant or other right to acquire additional securities of the Company, except as may be otherwise noted.

Name and Address of Beneficial Owners	Position	Amount and Nature of Beneficial Ownership	Percentage of Shares1
Kelly T. Hickel2 PO Box 296 Manalapan NJ 07726	Chairman, Director, CEO, and Treasurer	500,000	0.7%

Barry Saxe3,4 PO Box 296 Manalapan NJ 07726	Director	1,250,000(3)	1.8%

Boris Rubizhefsky3,4 PO Box 296 Manalapan NJ 07726	Director	1,500,000(4)	2.1%

Dr.Phillip Forman3,4 PO Box 296 Manalapan NJ 07726	Secretary, Director	3,000,000(5)	4.5%

Richard P. Rifenburgh3,4 PO Box 296 Manalapan NJ 07726	Director	675,000	*

Thomas Kelley PO Box 296 Manalapan NJ 07726	Director	0-	*

Pasquale Petruzzo PO Box 296 Manalapan NJ 07726	Director	0-	*

Mark Shooman5,4 PO Box 296 Manalapan NJ 07726	Chief Financial Officer	0-	*

*Less than 1%

(1)  Based on 69,662,810 shares outstanding at June 8, 2011

(2)  Kelly T. Hickel is engaged by FSR, Inc. which holds 2,000,000 shares of common stock.  Mr. Hickel is not an officer or owner of FSR, Inc. and disclaims any beneficial interest in the shares held by FSR, Inc.

(3)  This former Director resigned, along with all other Directors except Mr. Hickel, on May 22, 2012.

(4)  Represents shares of Common Stock underlying stock options that are exercisable within 60 days of May 19, 2011.

(5)  The former Chief Financial Officer resigned, along with all other Directors except Mr. Hickel, on May 22, 2012

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

There were no transactions, or series of transactions, for the years ended February 29, 2012 or 2011, nor are there any currently proposed transactions, or series of transactions, to which the we are a party, in which the amount exceeds $60,000, and in which to our knowledge , any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest, except as noted above.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed in each of the fiscal years ended February 29, 2012 and 2011 for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's previously filed Forms 10-Q for services that are normally provided by the accountant in connection with  statutory and regulatory filings or engagements for those fiscal years, were$52,020 and $50,665 respectively, and were approved by the Board of Directors.

AUDIT RELATED FEES

None

TAX FEES

Taxes were not prepared by the principal accountant.

ALL OTHER FEES

None

PRE-APPROVAL POLICIES AND PROCEDURES

The Audit Committee of the Board of Directors, policy is to pre-approve all audit and permissible non-audit services to be provided by the independent registered public accounting firm.  These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget.  The independent registered public accounting firm and management are required to report periodically to the Board of Directors regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.  The Audit Committee of the Board of Directors may also pre-approve particular services in a case-by-case basis.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed with this report, except those indicated as having previously been filed with the Securities and Exchange Commission and are incorporated by reference to another report, registration statement or form. As to any shareholder of record requesting a copy of this report, we will furnish any exhibit indicated in the list below as filed with this report upon payment to us of our expenses in furnishing the information. Any references to the "the Company" means TheraBiogen, Inc. and its predecessor by name change, Kushi Resources, Inc.

*3.1	Articles of Incorporation

*3.1.1	Amendment of the Articles of Incorporation to change the corporate name to TheraBiogen, Inc.

*3.1.2	Article of Merger.

*3.2	By-laws

*10.1	License Agreement dated July 22, 2008 between the Company and Nasal Therapeutics, Inc.

*10.2	Amendment to License Agreement with Nasal Therapeutics, Inc.

*10.3	Consulting Agreement dated November 2009 between the Company and FSR, Inc.

10.4	Consulting Agreement dated September 2011 between the Company and FSR, Inc.

10.5	Consulting Agreement dated May 2012 between the Company and DBI, Inc. for the consulting services of Dean Blechman

10.6	Separation Agreement dated May 2012 between the Company and Mr. Hickel

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*      Previously filed.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of TheraBiogen, Inc.

We have audited the accompanying balance sheets of TheraBiogen, Inc., as of February 29, 2012 and February 28, 2011, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. The company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TheraBiogen, Inc. as of February 29, 2012 and February 28, 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Moss, Krusick & Associates, LLC

Winter Park, Florida

June 13, 2012

THERABIOGEN, INC.

BALANCE SHEETS

	February 29,	February 28,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$290	$-
Deposits	9,627	35,231
Accounts receivable	1,921	154,230
Due from affiliate	-	1,026
Note and interest receivable - related party	-	12,252
Inventory	441,880	149,394
Prepaid expenses	16,282	-
Total current assets	470,000	352,133
Other assets:
License, net of amortization of $348,007 and $254,801	2,080,193	2,173,399
Deferred Financing Costs	74,624	-
Goodwill	101,183	101,183
Total other assets	2,256,000	2,274,582
Total assets	$2,726,000	$2,626,715
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities:
Accounts payable and other accrued liabilities (including $2,500 to related party for 2011)	$632,169	$208,585
Accrued rebates	441,771	-
Accrued interest	263,070	152,904
Payroll taxes payable	-	2,888
Notes payable-related parties-current portion	604,054	705,607
Notes payable - net of debt discount of $100,572 and $47,469	744,216	402,040
Total current liabilities	2,685,280	1,472,024
Long term liabilities:
Liability for unissued common stock	5,000	136,000
Total long-term liabilities	5,000	136,000
Total Liabilities	2,690,280	1,608,024
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 150,000,000 shares authorized, 61,059,483
and 38,784,500 shares issued at February 29, 2012 and 2011	61,059	38,785
Additional paid-in capital	21,380,879	6,228,787
Accumulated deficit	(21,406,218)	(5,248,881)
Total stockholders’ equity	35,720	1,018,691
Total liabilities and stockholders’ equity	$2,726,000	$2,626,715

The accompanying notes are an integral part of these financial statements

THERABIOGEN, INC.

STATEMENTS OF OPERATIONS

	For the years ended February 29 and 28,
	2012	2011
SALES REVENUE	$950,797	$466,317
EXPENSES
Cost of goods sold	782,234	488,619
Marketing and sales expense	2,481,739	93,116
General and administrative:	13,410,414	3,581,685
Total expenses	16,674,387	4,163,420
(LOSS) FROM OPERATIONS	(15,723,590)	(3,697,103)
Other income (expense):
Interest income	148	1,841
Interest expense	(433,895)	(398,117)
Total other income (expense)	(433,747)	(396,276)
NET (LOSS) BEFORE INCOME TAX (Benefit)	(16,157,337)	(4,093,379)
Provision for income tax	--	--
NET (LOSS)	$(16,157,337)	$(4,093,379)

Net loss per share- basic and diluted	$(0.26)	$(011)

Weighted average common shares outstanding
Basic and diluted	62,308,483	35,974,520

The accompanying notes are an integral part of these financial statements

THERABIOGEN, INC.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

For the years ended February 29, 2012 and February 28, 2011

	Common Shares	Stock Amount	Capital Paid-in	Accumulated Deficit	Total Stockholder Equity

Balance at February 28, 2010	32,927,000	$32,927	$2,689,422	($1,155,502)	$1,566,847
Issuance of units of two shares of common stock and one warrant	1,450,000	1,450	711,550	--	713,000
Warrant exercise	400,000	400	--	--	400
Conversion of debt	250,000	250	124,750	--	125,000
Stock issued for services	3,757,500	3,758	1,793,065	--	1,796,823
Warrants issued for services	--	--	693,000	--	693,000
Beneficial conversion feature - notes payable	--	--	217,000	--	217,000
Net loss for period	--	--	--	(4,093,379)	(4,093,379)
Balance at February 28, 2011	38,784,500	38,785	6,228,787	(5,248,881)	1,018,691
Common Stock issued for:
Cash	468,000	468	233,532	--	234,000
Debt	2,708,535	2,708	221,218	--	223,926
Warrants issued for debt	-	-	201,686	--	201,686
Conversion of debt	7,902,380	7,902	309,848	--	317,750
Services	11,196,068	11,196	2,652,349	--	2,663,545
Options issued for services	--	--	11,533,459	--	11,533,459
Net loss for period	--	--	--	(16,157,337)	(16,197,337)
Balance at February 29, 2012	61,059,483	$61,059	$21,380,879	($21,406,218)	$35,720

The accompanying notes are an integral part of these financial statements

THERABIOGEN, INC.

STATEMENTS OF CASH FLOWS

	For the year ended February29/ 28,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(16,157,337)	$(4,093,379)
Amortization expense	253,197	414,618
Stock issued for services	2,663,545	1,534,323
Options issued for services	11,533,459	693,000
Notes payable issued for services	-	117,500-
Notes payable-related party issued for services	-	30,000
Accounts receivable	152,309	(154,230)
Interest receivable	2,252	(1,841)
Inventory	(292,486)	(30,522)
Deposits	25,604	(35,231)
Prepaid expenses	(16,282)	-
Accounts payable and accrued expenses	413,119	118,962
Accrued rebates	441,771	-
Accrued interest payable	249,208	82,345
Payroll liabilities	(2,888)	(7,017)
NET CASH USED BY OPERATING ACTIVITIES	(734,529)	(1,331,402)

CASH FLOWS FROM INVESTING ACTIVITIES
Advance to affiliate	1,026	(1,026)
Loan to related party	10,000	(10,000)
NET CASH PROVIDED BY INVESTING ACTIVITIES	11,026	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	234,000	713,000
Proceeds from exercise of stock warrants	-	400
Proceeds from notes payable	509,596	449,784
Proceeds from notes payable-related parties	136,197	57,107
Payments on notes payable - related parties	(20,000)	--
Payments on notes payable	(5,000)	--
Liability for unissued shares	(131,000)	136,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	723,793	1,328,291

NET CASH INCREASE (DECREASE) FOR PERIOD	290	(4,137)
CASH AT BEGINNING OF PERIOD	-	4,137
CASH AT END OF PERIOD	$290	$-

SUPPLEMENTAL CASH FLOW INFORMATION
Noncash transaction -issuance of common stock for debt	$223,923	$242,500
Noncash transaction -issuance of debt in exchange for inventory	$-	$104,725
Warrants issued for debt	201,686	-
Conversion of debt to equity	$317,750	$-
Amounts advanced to materials recquisition from factor	1,363,262	-
Inventory and deposits financed through materials requisition agreement	$1,352,797	$-
Accrued interest capitalized to notes payable	$139,042	$-

The accompanying notes are an integral part of these financial statements

THERABIOGEN INC.

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 29, 2012 and February 28, 2011

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

TheraBiogen, Inc. (formerly Kushi Resources, Inc. (“Kushi”) (the “Company”) was incorporated on October 3, 2005, under the laws of the State of Nevada.

In November, 2009, the Company entered into an Agreement and Plan of Merger with TheraBiogen, Inc. (“Former TheraBiogen”), a Nevada corporation, which was incorporated in April 2000.  The merger closed on January 5, 2010, and, as a result of the transaction, the Company changed its name to TheraBiogen, Inc.

In July 2008, Former TheraBiogen entered into an exclusive licensing agreement with Therapeutics, Inc. to develop, manufacture, market and sell four homeopathic nasal sprays, THERA MAX® Cold Relief, THERA MAX® Flu Relief, THERA MAX® Allergy Relief and THERA MAX® Migraine Relief, on an exclusive basis in North America and, and as a result of a subsequent transaction, in July 2009, the Company has the rights for all other areas of the world.

 Basis of Presentation and Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.  The Company has not as yet attained a level of operations which allows it to meet its current overhead nor is there any assurance that such an operating level can ever be achieved. The Company is dependent upon obtaining additional financing adequate to fund its operations. While the Company has funded its initial operations with private placements and secured loans, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company.   The Company’s ability to continue as a going concern is also dependent on many events outside of its direct control, including, among other things improvement in the economic climate.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

For the periods from the Company’s inception (April 26, 2000) through August 31, 2010, the Company accounted for its operations as a development stage company in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Codification 915-205-20. During the quarter ended November 30, 2010, the Company initiated revenue producing activities and, as a result, determined that it was no longer a development stage company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company recognizes revenue from product sales when the risks and rewards of ownership have transferred to the customer. Transfer of risks and rewards is considered to have occurred upon shipment of the finished product to retailers. Sales incentives, promotional allowances and returns are estimated and recognized as a reduction from revenue at the date of shipment based upon current agreements with customers and, as the Company develops more revenues, historical activity will also be utilized. The Company evaluates these estimates on a quarterly basis and revises them as necessary.

The allowance for sales incentives, promotional allowances and returns reflects our historical experience and is reviewed regularly to ensure that it reflects potential chargebacks from customers. The allowance as of February 29, 2012 is based upon our experience through February since we have recently completed additional shipments to retailers.  We review the need for a return provision at least quarterly and adjust the reserve amounts if actual chargebacks differ materially from our reserve percentage once established.

Inventory

Inventory consists principally of deposits to the contract manufacturer of the THERA MAX®  products and bottles and spray tops purchased from a third party supplier and delivered to the Company’s contract manufacturer to be used in the final packaging of the products for distribution or completed inventory, which may be subject to the security interests of our lender.  Inventory is carried at the lower of cost or market on a first in, first out basis.

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

Fair Value of Financial Instruments

The carrying amounts reported in the accompanying balance sheets of all financial instruments approximate their fair values because of the immediate or short-term maturity of these financial instruments or comparable interest rates of similar instruments. The Company follows newly issued accounting guidance relating to fair value measurements. This guidance establishes a framework for measuring fair value and expands disclosures about fair value measurements. This guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

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

Accounting Estimates

The preparation of these unaudited financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these unaudited financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The company’s significant estimates include those related to stock compensation and awards, and accruals for estimated administrative fees and rebate liabilities.

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

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 830 Foreign Currency Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. During the year ended February 29, 2012, the Company incurred no foreign currency losses. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Comprehensive Income (Loss)

Comprehensive Income (loss) reflects changes in equity that results from transactions and economic events from non-owner sources. At February 29, 2012 and February 28, 2011, the Company had no items that represented of comprehensive income (loss) and, therefore, has not included a schedule of comprehensive income (loss) in these unaudited financial statements.

Asset Retirement Obligations

Topic ASC 410 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Specifically, ASC 410 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and subsequently allocated to expense over the asset’s useful life. At February 29, 2012 and February 28, 2011, the Company did not have any asset retirement obligations.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash deposits. At February 29, 2012 and February 28, 2011, any cash held by the Company was held in fully insured accounts in institutions insured by the Federal Deposit Insurance Corporation. As part of its cash management process, the Company performs periodic evaluations of the relative credit standing of its financial institution. The Company has not experienced any losses in cash balances and does not believe it is exposed to any significant credit risk on its cash.

Recent Accounting Pronouncements:

ASU 2011-5, Statement of Comprehensive Income will be effective for the next reporting period, but the guidance which requires companies to present net income and comprehensive income in one continuous statement or two consecutive statements should have no impact on the Company’s financial statements.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 3 - LICENSE AGREEMENT

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

Original license cost	$2,353,200
Less: Amortization to 2-29-2012	(348,007)
Remaining cost	$2,005,193
Add: Modification cost	75,000
Total adjusted cost	$2,080,193

The adjusted cost is being amortized over the 25 year term of the modified license commencing August 1, 2009, in equal monthly installments of $7,734.

Amortization expense related to the license was charged to general and administrative expense prior to the first sales of the product in September 2010 resulting in charges of $38,670 to general & administrative expenses for the year ended February 28, 2011.  Since September 2010, license amortization is charged to cost of sales and $54,138 was charged to cost of sales for the year ended February 28, 2011 and $93,206 for the year ended February 29, 2912.

NOTE 4 - RELATED PARTY TRANSACTIONS

As described in Note 5, the Company’s indebtedness to related parties aggregates $867,123 including interest as of February 29, 2012. While $612,000 of that debt and the associated accrued interest is convertible into shares of the Company’s common stock, the holder is restricted from owning greater than 4.9% of the Company’s common stock outstanding by the terms of the debentures and the conversion price is restricted until October, 2012 to a $0.10 conversion price floor pursuant to an agreement between the parties. During the fiscal year the related party converted $201,750 of debentures to 4,902,380 shares.

Pursuant to a consulting agreement with a shareholder, the Company was obligated to pay for financial and legal consulting services in the amount of $15,000 monthly effective January 1, 2010 through March 1, 2011.  In addition, the Company rented office space at $550 per month from the shareholder.   In December 2010, that agreement was terminated and the Company and the shareholder entered into a note agreement in which the Company agreed to pay the then balance due of $30,000 in 5 monthly installments starting January 1, 2011 with interest on the unpaid balance of 6%. The unpaid balance on that note as of February 29, 2012 is $14,550.

From March 1, 2011 through November 30, 2011the Company paid monthly rent of $2,000 to LeadDog Capital Markets, LLC.

NOTE 5 - NOTES PAYABLE

The Company entered into notes payable agreements with a related party totaling approximately $604,000 and $686,000 as of February 29, 2012 and February 28, 2011 with interest due under the notes aggregating $205,137 and $148,000 respectively.  Approximately $605,000 of the related notes payable are convertible into common shares at 75% of market price per share with a minimum of $.01 to a maximum of $.10 per share and if not paid by the due date, July 1, 2012 convert automatically, unless extended, subject to the 4.9% restriction. The conversion feature of these notes payable has been amended by agreement to a minimum of $0.10 per share through October 2012. The notes and accrued interest are payable at maturity and bear an interest rate of 12%.

As of February 29, 2012 the Company is obligated under a Line of Credit totaling $250,000 to unrelated parties.  The note bears interest at 24 percent per annum, with interest payable monthly and principal payable at maturity

The Company also issued a note for $80,000 with an interest rate of 10% per annum and a note for $14,550 with an interest rate of 6% per annum.  This note was sold to third parties and converted to equity as described in Note 11 below.

NOTE 6 - OTHER FINANCING ARRANGEMENTS

In December 2010, the Company entered into a master materials acquisition and purchase order assignment agreement with a finance company under which we can request the finance company to acquire materials necessary to manufacture inventory in order to fulfill our orders from customers.  The finance company charges 5 % of the material purchase order amount for each transaction for 30 days, plus its expenses related to the transaction.  The initial funding limit and term of the agreement is $225,000 and 90 days, each of these terms increase upon satisfactory repayment of advances.  The maximum advances permitted will be $1 million and the term can be extended for up to 2 years from the date of the agreement. In connection with the agreement, issued 250,000 shares of our common stock and 200,000 warrants to purchase additional shares of the our common stock for $0.50 per share.  Additionally, as additional consideration for funding limit increases, we may issue up to an additional 500,000 shares of common stock and up to 600,000 warrants to purchase additional shares of common stock.  This agreement was replaced with a new master materials acquisition and purchase order assignment agreement with a funding limit of $1,000,000 in October 2011. In addition, the finance company approved a working capital line in the amount of $250,000. Further, the finance company received the rights to market the company’s products on DRTV and agreed they could invest as much as $750,000 on the marketing for DRTV.  As consideration for this facility the lender received shares and warrants as described below. On February 29, 2012 we had an outstanding balance of $750,238 under the master materials agreement and the working capital line

NOTE 7 - DEFERRED TAX ASSETS

The Company accounts for income taxes in accordance with accounting standards for Accounting for Income Taxes which require the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carry-forwards. Additionally, the standards require the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The following is a schedule of deferred tax assets as of February 29, 2012, and February 28, 2011:

	February 29, 2012	February 28, 2011
Net operating loss	$3,636,992	$1,800,000
Future tax benefit at 34%	1,236,577	612,000
Less: Valuation allowance	(1,236,577)	(1,400,000)
Net deferred tax asset	$--	$--

The valuation allowance changed by approximately $624,577 during the year ended February 29, 2012.

Under Sections 382 and 269 (the ‘shell corporation’ rule) of the Internal Revenue Code, following an “ownership change,” special limitations (“Section 382 Limitations”) apply to the use by a corporation of its net operating loss, or NOL, carry-forwards arising before the ownership change and various other carry-forwards of tax attributes (referred to collectively as the ‘Applicable Tax Attributes’). The Company had NOL carry-forwards due to historical losses of approximately $3,636,992 at August 31, 2011.

The Company has adopted the provisions of FASB ASC 740-10-25. As a result of its implementation, the Company performed a comprehensive review of its uncertain tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10-25. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a prepared and filed tax return, or expected to be taken in a tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. The Company does not expect any reasonably possible material changes to the estimated amount of liability associated with uncertain tax positions through February 29. 2012. The Company’s continuing policy is to recognize accrued interest and penalties related to income tax matters in income tax expense.

NOTE 8 - WARRANTS AND OPTIONS

During the year ended February 29, 2011, the Company granted 88,000 warrants as a result of a private placement of units consisting of two shares of common stock and a warrant to purchase a share of common stock at $1.25.  In October 2011 the Company issued 3,017,140 warrants to purchase common stock at a price of $0.05 to a lender as part of a financing agreement.  These warrants are non-dilutable over their five year life.  Additionally the Company granted 1,650,000 options to various lenders for modifications of loan agreements. During the year the Company issued 12,400,000 immediately vested five year options to purchase common stock to various directors, consultants and advisors for services.  These options were issued at various exercise prices from $0.04 to $1.43.    As a result of the granting of these options the Company charged a total of $1,141,750 to sales and marketing expenses and $8,429,000 to general and administrative expenses.   Amounts charged were based upon the fair value of the options on date of grant determined using the Black-Sholes Option Pricing Model.

In September 2011 the Board of Directors authorized the repricing the exercise price of 4,450,000 options previous granted to directors, consultants and advisors from $1.43 per share to $0.25 per share.  No other terms of the options were changed.  As a result of this repricing the Company charged $41,250 to sales and marketing expense and $181,250 to general and administrative expenses based upon the fair value of the options immediately before and after the date of the repricing.  In February 2012 the Board of Directors approved the repricing of exercise price of 1,500,000 warrants previously granted to a lender from $1.43 per share to $0.04 cents.  The Company took a charge of $60,000 reflecting the fair value of the warrants immediately before and after the date of the repricing.

During the year the Board of Directors cancelled 1,500,000 options previously granted to a consultant who was no longer affiliated with the Company.

The following table summarizes the Company’s warrant and option activity for the periods presented:

	Number of Options and Warrants	Weighted Average Exercise Price Per Share
Outstanding at February 29, 2011	3,953,000	0.62
Granted	17,155,140	0.18
Cancelled/forfeited	1,500,000	-
Expired	-	-
Exercised	-	-
Outstanding at February 29, 2012	19,168,140	$0.30

The following table summarizes information about outstanding warrants and options for common stock at February 29, 2012:

Range of Exercise	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercised	Average Exercise Price
$0.04	1,875,000	4.22	$0.05	0	n/a
$0.05	3,017,140	4.60	$0.05	0	n/a
$0.10	300,000	2.70	$0.10	0	n/a
$0.14	2,300,000	4.34	$0.14	0	n/a
$0.20	825,000	2.78	$0.20	0	n/a
$0.25	7,125,000	4.21	$0.25	0	n/a
$0.35	300,000	2.92	$0.35	0	n/a
$0.50	1,500,000	3.39	$0.50	0	n/a
$0.64	800,000	4.14	$0.64	0	n/a
$1.25	1,566,000	1.72	$1.25	0	n/a

NOTE 9 - COMMON STOCK

During the fiscal year ended February 29, 2012 the Company issued 166,000 shares of common stock as a result of a private placement of units consisting of two shares of common stock and a warrant to purchase a share of common stock at $1.25. Additionally the Company issued 4,902,380 shares of common stock in conjunction with various debt conversions. Additionally 3,000,000 shares of common stock were issued in settlement of a note payable.  2,708,535 shares of common stock were issued in conjunction with various debt financings.  The Company also awarded 11,196,068 shares of common stock to directors, consultants and other service providers. As a result, there were 60,559,483 common shares outstanding at February 29, 2012.

NOTE 10 - SUBSEQUENT EVENTS

A holder of convertible debt sold its $80,000 debenture in April, 2012 to third parties who then converted it to equity in exchange for five million and three hundred thousand shares.

From the beginning of the first quarter of our Fiscal Year 2013, our consultants received little or no payment for services previously rendered since we were without the funds to pay them the amounts due. We are in discussions with a number of our creditors, some of whom have threatened to commence collection activities.

At its May 22, 2012 Meeting, the Board approved Mr. Dean Blechman joining as an advisor, with his focusing on Sales and Marketing. Furthermore the Board of Directors appointed Thomas Kelly and Pasquale Petruzzo as Directors of the Company and then Dr. Phillip Forman, Richard Rifenburgh, Boris Rubizhevsky and Barry Saxe resigned as Directors. Mr. Mark Shooman also resigned as Chief Financial Officer.  Mr. Hickel has agreed, as of May 22, 2012, as part of the management changes contemplated in the Company, to voluntarily resign at the conclusion of a 90 day period, when a new CEO is in place. FSR’s compensation for his services for that 90 day period is $10,000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERABIOGEN INC.

Date:	June 13, 2012	By:	/s/ Kelly T. Hickel
KELLY T. HICKEL
President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and Director

(Principal Executive Officer and Principal Accounting
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	June 13, 2012	By:	/s/ Kelly T. Hickel
KELLY T. HICKEL
President, Treasurer, Chief Executive Officer

/s/ Thomas Kelley
THOMAS KELLEY
Director

/s/ Pasquale Petruzzo
PASQUALE PETRUZZO
Director