Form 10-K/A
period 2012-02-29
TheraBiogen, Inc.
filed 2012-07-18
CIK 1405286

____________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________________________________________________________

FORM 10-K/A

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

As of July 16, 2012, we had 69,662,810 shares of common stock outstanding.

Explanatory Note

This amended Form 10-K/A is being filed to correct clerical errors and make minor reclassifications in the financial statements included in the Company’s Form 10-K for the year ended February 29, 2012 which was originally filed on July 16, 2012. None of the corrections and minor reclassifications impacted net income (loss) however earnings (loss) per share was changed from a loss of $0.26 to a loss of $0.34 per share.

THERABIOGEN, INC.
ANNUAL REPORT ON FORM 10-K/A
FOR THE YEAR ENDED FEBRUARY 29, 2012
TABLE OF CONTENTS

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains forward looking statements that involve risks and uncertainties, principally in the sections entitled “Description of Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” All statements other than statements of historical fact contained in this Annual Report on Form 10-K/A, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors” or elsewhere in this Annual Report on Form 10-K/A, which may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short term and long term business operations, and financial needs.  These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K/A, and in particular, the risks discussed below and under the heading “Risk Factors” and those discussed in other documents we file with the United States Securities and Exchange Commission that are incorporated into this Annual Report on Form 10-K/A by reference.   We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.  In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K/A may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statement.

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this Annual Report on Form 10-K/A.  Before you invest in our common stock, you should be aware that the occurrence of the events described in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K/A could negatively affect our business, operating results, financial condition and stock price.  Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Annual Report on Form 10-K/A to conform our statements to actual results or changed expectations.

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

Closing Prices
	High	Low
FISCAL 2012
First Quarter (March 1, 2011 through May 31, 2011)	$ 1.55	$ 0.23
Second Quarter (June 1, 2011 through August 31, 2011)	$ 0.18	$ 0.04
Third Quarter (September 1, 2011 through November 30, 2011)	$ 0.08	$ 0.04
Fourth Quarter (December 1, 2011 through February 29, 2012)	$ 0.05	$ 0.03

FISCAL 2011
First Quarter (March 1, 2010) through May 31, 2010)	$ 1.26	$ 1.23
Second Quarter (June 1, 2010 through August 31, 2010)	$ 1.23	$ 0.40
Third Quarter (September 1, 2010 through November 30, 2010)	$ 1.30	$ 0.50
Fourth Quarter (December, 2010 through February 28, 2011)	$ 1.80	$ 1.44

(b)  Holders.  As of July 16, 2012, there were 170 holders of record of our common stock.  This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

RESULTS OF OPERATIONS

	Year Ended	Year Ended
	February 29, 2012	February 29, 2011
Revenue (sales and interest income)	$ $ 950,945	$468,158
Expenses	(17,108,282)	(4,561,537)
Net loss	$(16,157,337)	$(4,093,379)

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

Our operating expenses increased by $12,510,967 or 300% from $4,163,420 for the year ended February 29, 2011 to $16,674,387 for the year ended February 29, 2012. $293,615 of this increase is Cost of goods sold for initial product sales during the fiscal year.  $14,197,004 of the total of $16,674,387 of expenses in fiscal 2012 is for non-cash grants of stock and warrants to directors and consultants for services rendered and as payments for performance as detailed on the following pages.  The remaining increase in operating expenses was primarily due to increases in our administrative and consulting fees as we began shipping product to customers and increasing our sales and marketing activities.

The non-cash expenses for 2012 by category are: Directors fees $45,000; Financing Costs $96,000; G&A expense 11,927,132; Interest expense $155,573 and Advertising and Marketing expense $2,149,266

The total Advertising and Marketing expense for fiscal 2012 is $2,451,739, an increase of $2,358,621 over fiscal 2011’s Advertising and marketing expense of $93,118. Of the total for fiscal 2012, $2,149,266 was paid by stock grants and warrants since the cash available to us was limited. The increase is due to expenditures for radio, television, online and events like the Times Square event from Christmas to New Years to support the sales in our retail outlets and to create brand awareness for our products. The increase in Cost of Goods sold from $488,619 to $782,234 is due to the increased volume of sales. Office expense decreased from $119,860 to $73,487, primarily due to decreases of $28,000 in travel expenses and $8,000 in supplies expenses. The increase to Consulting expense from $2,977,137 to $12,820,179, an increase of $9,843,042, was due to a combination of factors including using stock and options to pay for services to expand the business and obtain services for which cash was not available and due to the weighted value increases due to the stocks volatility in our first fiscal quarter wherein the stock price went from $1.55 to $0.23.

Actual cash used for operations was $1,217,246, which was provided by $1,206,510 from financings. Further, we increased accounts payable from $208,585 to $632,169, an increase of $423,584 in order to sustain our operations.

LIQUIDITY AND CAPITAL RESOURCES

As reflected in the table below, we had a working capital deficit of $(2,215,280) as of February 29, 2012 compared to a working capital deficit of $(1,119,891) as of February 29, 2011. The increase in our working capital deficit is attributable to marketing expenses, acquisition of operating assets, and the increase in short term debt to finance operations.

Working Capital

			Percentage
	At	At	Increase /
	February 29, 2012	February 28, 2011	(Decrease)
Current Assets	$470,000	$352,133	33%
Current Liabilities	(2,685,280)	(1,472,024)	82%
Working Capital Surplus (Deficit)	$(2,215,280)	$(1,119,891)	98%

As reflected in the following table, as at February 29, 2012, we had cash of $290 and negative cash flow from operations of $(1,217,246).  To date, we have funded our operations with cash that we received from the sale of our common stock, advances from related parties as loans, working capital loans and advances against manufacturing costs from a financing company.

Cash Flows

	Year Ended February
	29, 2012	28, 2011
Cash Flows Used In Operating Activities	$(1,217,246)	$(1,331,402)
Cash Flows Provided By Used In Investing Activities	11,026	(1,026)
Cash Flows From Financing Activities	1,206,510	1,328,291
Net Increase (Decrease) In Cash During Period	$290	$(4,137)

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

IDENTIFICATION OF DIRECTORS and EXECUTIVE OFFICERS

The persons who served as directors and executive officers of the Company as of July 16, 2012, along with their ages and positions held, are listed below.

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
3,150,000

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

BENEFICIAL OWNERSHIP

The following table sets forth, as of July 16, 2012, the stock ownership of each executive officer and director of the Company, of all executive officers and directors of the Company as a group, and of each person known by us to be a beneficial owner of 5% or more of its common stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as to such shares. No person listed below has any option, warrant or other right to acquire additional securities of the Company, except as may be otherwise noted.

Name and Address of Beneficial Owners	Position	Amount and Nature of Beneficial Ownership	Percentage of Shares1
Kelly T. Hickel2 PO Box 296 Manalapan NJ 07726	Chairman, Director, CEO, and Treasurer	500,000	0.7%

Barry Saxe3,4 PO Box 296 Manalapan NJ 07726	Director	1,250,000(3)	1.8%

Boris Rubizhefsky3,4 PO Box 296 Manalapan NJ 07726	Director	1,500,000(4)	2.1%

Dr.Phillip Forman3,4 PO Box 296 Manalapan NJ 07726	Secretary, Director	3,000,000(5)	4.5%

Richard P. Rifenburgh3,4 PO Box 296 Manalapan NJ 07726	Director	675,000	*

Thomas Kelley PO Box 296 Manalapan NJ 07726	Director	0-	*

Pasquale Petruzzo PO Box 296 Manalapan NJ 07726	Director	0-	*

Mark Shooman5,4 PO Box 296 Manalapan NJ 07726	Chief Financial Officer	1,400,000	*

*Less than 1%

(1)  Based on 69,662,810 shares outstanding at July 16, 2012

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

/s/ Moss, Krusick & Associates, LLC

Winter Park, Florida

July 16, 2012

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

The accompanying notes are an integral part of these financial statements

THERABIOGEN, INC.

STATEMENTS OF OPERATIONS

	For the years ended February 29 and 28,
	2012	2011
SALES REVENUE	$950,797	$466,317
EXPENSES
Cost of goods sold	782,234	488,619
Marketing and sales expense	2,451,739	93,116
General and administrative:	13,440,414	3,581,685
Total expenses	16,674,387	4,163,420
(LOSS) FROM OPERATIONS	(15,723,590)	(3,697,103)
Other income (expense):
Interest income	148	1,841
Interest expense	(433,895)	(398,117)
Total other income (expense)	(433,747)	(396,276)
NET (LOSS) BEFORE INCOME TAX (Benefit)	(16,157,337)	(4,093,379)
Provision for income tax	--	--
NET (LOSS)	$(16,157,337)	$(4,093,379)

Net loss per share- basic and diluted	$(0.34)	$(0.11)

Weighted average common shares outstanding
Basic and diluted	48,134,493	35,974,520

The accompanying notes are an integral part of these financial statements

THERABIOGEN, INC.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

For the years ended February 29, 2012 and February 28, 2011

	Common Shares	Stock Amount	Capital Paid-in	Accumulated Deficit	Total Stockholder Equity

Balance at February 28, 2010	32,927,000	$32,927	$2,689,422	($1,155,502)	$1,566,847
Issuance of units of two shares of common stock and one warrant	1,450,000	1,450	711,550	--	713,000
Warrant exercise	400,000	400	--	--	400
Conversion of debt	250,000	250	124,750	--	125,000
Stock issued for services	3,757,500	3,758	1,793,065	--	1,796,823
Warrants issued for services	--	--	693,000	--	693,000
Beneficial conversion feature - notes payable	--	--	217,000	--	217,000
Net loss for period	--	--	--	(4,093,379)	(4,093,379)
Balance at February 28, 2011	38,784,500	38,785	6,228,787	(5,248,881)	1,018,691
Common Stock issued for:
Cash	468,000	468	233,532	--	234,000
Debt	2,708,535	2,708	221,218	--	223,926
Warrants issued for debt	-	-	201,686	--	201,686
Conversion of debt	7,902,380	7,902	309,848	--	317,750
Services	11,196,068	11,196	2,652,349	--	2,663,545
Options issued for services	--	--	11,533,459	--	11,533,459
Net loss for period	--	--	--	(16,157,337)	(16,157,337)
Balance at February 29, 2012	61,059,483	$61,059	$21,380,879	($21,406,218)	$35,720

The accompanying notes are an integral part of these financial statements

THERABIOGEN, INC.

STATEMENTS OF CASH FLOWS

	For the year ended February29/ 28,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(16,157,337)	$(4,093,379)
Amortization expense	253,197	414,688
Stock issued for services	2,663,545	1,534,323
Options issued for services	11,533,459	693,000
Notes payable issued for services	-	117,500
Notes payable-related party issued for services	-	30,000
Accounts receivable	152,309	(154,230)
Interest receivable	2,252	(1,841)
Inventory	(292,486)	(30,522)
Deposits	25,604	(35,231)
Prepaid expenses	(16,282)	-
Accounts payable and accrued expenses	(69,598)	118,962
Accrued rebates	441,771	-
Accrued interest payable	249,208	82,345
Payroll liabilities	(2,888)	(7,017)
NET CASH USED BY OPERATING ACTIVITIES	(1,217,246)	(1,331,402)

CASH FLOWS FROM INVESTING ACTIVITIES
Advance to affiliate	1,026	(1,026)
Loan to related party	10,000	--
NET CASH PROVIDED BY INVESTING ACTIVITIES	11,026	(1,026)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	234,000	713,000
Proceeds from exercise of stock warrants	-	400
Proceeds from notes payable	992,313	449,784
Proceeds from notes payable-related parties	136,197	57,107
Payments on notes payable - related parties	(20,000)	(28,000)
Payments on notes payable	(5,000)	--
Liability for unissued shares	(131,000)	136,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,206,510	1,328,291

NET CASH INCREASE (DECREASE) FOR PERIOD	290	(4,137)
CASH AT BEGINNING OF PERIOD	-	4,137
CASH AT END OF PERIOD	$290	$-

SUPPLEMENTAL CASH FLOW INFORMATION
Noncash transaction -issuance of common stock for debt	$223,926	$242,500
Noncash transaction -issuance of debt in exchange for inventory	$-	$104,725
Warrants issued for debt	$201,686	$-
Conversion of debt to equity	$317,750	$-
Amounts advanced to materials requisition from factor	$1,363,262	$-
Inventory and deposits financed through materials requisition agreement	$1,856,444	$-
Accrued interest capitalized to notes payable	$139,042	$-

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

NOTE 4 - RELATED PARTY TRANSACTIONS

As described in Note 5, the Company’s indebtedness to related parties aggregates $867,123 including interest as of February 29, 2012. While $612,000 of that debt and the associated accrued interest is convertible into shares of the Company’s common stock, the holder is restricted from owning greater than 4.9% of the Company’s common stock outstanding by the terms of the debentures and the conversion price is restricted until October, 2012 to a $0.10 conversion price floor pursuant to an agreement between the parties. During the fiscal year the related party converted $217,750 of debentures to 4,902,380 shares.

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

NOTE 6 - OTHER FINANCING ARRANGEMENTS

In December 2010, the Company entered into a master materials acquisition and purchase order assignment agreement with a finance company under which we can request the finance company to acquire materials necessary to manufacture inventory in order to fulfill our orders from customers.  The finance company charges 5 % of the material purchase order amount for each transaction for 30 days, plus its expenses related to the transaction.  The initial funding limit and term of the agreement is $225,000 and 90 days, each of these terms increase upon satisfactory repayment of advances.  The maximum advances permitted will be $1 million and the term can be extended for up to 2 years from the date of the agreement. In connection with the agreement, issued 250,000 shares of our common stock and 200,000 warrants to purchase additional shares of the our common stock for $0.50 per share.  Additionally, as additional consideration for funding limit increases, we may issue up to an additional 500,000 shares of common stock and up to 600,000 warrants to purchase additional shares of common stock.  This agreement was replaced with a new master materials acquisition and purchase order assignment agreement with a funding limit of $1,000,000 in October 2011. In addition, the finance company approved a working capital line in the amount of $250,000. Further, the finance company received the rights to market the company’s products on DRTV and agreed they could invest as much as $750,000 on the marketing for DRTV.  As consideration for this facility the lender received shares and warrants as described below. On February 29, 2012 we had an outstanding balance of $750,238 under the master materials agreement and the working capital line.

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

The following is a schedule of deferred tax assets as of February 29, 2012, and February 28, 2011:

	February 29, 2012	February 28, 2011
Net operating loss carry forwards	$2,977,000	$1,237,000
Stock compensation	5,078,000	738,000
Less: Valuation allowance	(8,055,000)	(1,975,000)
Net deferred tax asset	$--	$--

The valuation allowance changed by approximately $6,080,000 and $1,416,000 during the years ended February 29, 2012 and February 28, 2011.

Under Sections 382 and 269 (the ‘shell corporation’ rule) of the Internal Revenue Code, following an “ownership change,” special limitations (“Section 382 Limitations”) apply to the use by a corporation of its net operating loss, or NOL, carry-forwards arising before the ownership change and various other carry-forwards of tax attributes (referred to collectively as the ‘Applicable Tax Attributes’). The Company had NOL carry-forwards due to historical losses of approximately $7.9 million at February 29, 2012 which expire in 2032.

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

NOTE 8 - WARRANTS AND OPTIONS

During the year ended February 29, 2012, the Company granted 88,000 warrants as a result of a private placement of units consisting of two shares of common stock and a warrant to purchase a share of common stock at $1.25.  In October 2011 the Company issued 3,017,140 warrants to purchase common stock at a price of $0.05 to a lender as part of a financing agreement.  These warrants are non-dilutable over their five year life.  Additionally the Company granted 1,650,000 options to various lenders for modifications of loan agreements. During the year ended February 29, 2012 the Company also issued 12,400,000 immediately vested five year options to purchase common stock to various directors, consultants and advisors for services. These options were issued at various exercise prices from $0.04 to $1.43.  As a result of the granting of these options the Company charged a total of $11,251,459 to operations. Amounts charged were based upon the fair value of the options on date of grant determined using the Black-Sholes Option Pricing Model.

In September 2011 the Board of Directors authorized the repricing the exercise price of 4,450,000 options previous granted to directors, consultants and advisors from $1.43 per share to $0.25 per share.  No other terms of the options were changed.  As a result of this repricing the Company charged $222,000 to operations based upon the fair value of the options immediately before and after the date of the repricing.  In February 2012 the Board of Directors approved the repricing of exercise price of 1,500,000 warrants previously granted to a lender from $1.43 per share to $0.04 cents.  The Company took a charge of $60,000 reflecting the fair value of the warrants immediately before and after the date of the repricing.

During the year the Board of Directors cancelled 1,500,000 options previously granted to a consultant who was no longer affiliated with the Company.

The following table summarizes the Company’s warrant and option activity for the periods presented:

	Number of Options and Warrants	Weighted Average Exercise Price Per Share
Outstanding at February 29, 2011	3,953,000	0.62
Granted	17,155,140	0.18
Cancelled/forfeited	(1,500,000)	-
Expired	-	-
Exercised	-	-
Outstanding at February 29, 2012	19,608,140	$0.30

The following table summarizes information about outstanding warrants and options for common stock at February 29, 2012:

Range of Exercise	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercised	Average Exercise Price
$0.04	1,875,000	4.22	$0.05	0	n/a
$0.05	3,017,140	4.60	$0.05	0	n/a
$0.10	300,000	2.70	$0.10	0	n/a
$0.14	2,300,000	4.34	$0.14	0	n/a
$0.20	825,000	2.78	$0.20	0	n/a
$0.25	7,125,000	4.21	$0.25	0	n/a
$0.35	300,000	2.92	$0.35	0	n/a
$0.50	1,500,000	3.39	$0.50	0	n/a
$0.64	800,000	4.14	$0.64	0	n/a
$1.25	1,566,000	1.72	$1.25	0	n/a

NOTE 9 - COMMON STOCK

During the fiscal year ended February 29, 2012 the Company issued 468,000 shares of common stock as a result of a private placement of units consisting of two shares of common stock and a warrant to purchase a share of common stock at $1.25. Additionally the Company issued 4,902,380 shares of common stock in conjunction with various debt conversions. Additionally 3,000,000 shares of common stock were issued in settlement of a note payable.  2,708,535 shares of common stock were issued in conjunction with various debt financings. The Company also awarded 11,196,068 shares of common stock to directors, consultants and other service providers, and charged $2,663,545 to operations based on the fair value of stock price on date of grant. As a result, there were 61,059,483 common shares outstanding at February 29, 2012 which includes 302,000 shares to be issued from a fiscal 2011 private placement of units.

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

THERABIOGEN INC.

Date:	July 18, 2012	By:	/s/ Kelly T. Hickel
KELLY T. HICKEL
President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and Director

(Principal Executive Officer and Principal Accounting
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	July 18, 2012	By:	/s/ Kelly T. Hickel
KELLY T. HICKEL
President, Treasurer, Chief Executive Officer

/s/ Thomas Kelley
THOMAS KELLEY
Director

/s/ Pasquale Petruzzo
PASQUALE PETRUZZO
Director