Form 10-Q
period 2012-05-31
TheraBiogen, Inc.
filed 2012-07-23
CIK 1405286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

As of July 23, 2012 we had 72,162,810 shares of common stock outstanding.

PART I.

ITEM 1. FINANCIAL STATEMENTS

THERABIOGEN, INC.

CONDENSED BALANCE SHEETS

	May 31,2012	February 29,2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$166	$290
Deposits	10,437	9,627
Accounts receivable	617	1,921
Inventory	441,651	441,880
Prepaid expenses	16,282	16,282
Total current assets	469,153	470,000
Other assets:
License, net of amortization of $371,309 and $348,007	2,056,891	2,080,193
Deferred financing costs	42,642	74,624
Goodwill	101,183	101,183
Total other assets	2,200,716	2,256,000
Total assets	$2,669,869	$2,726,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities:
Accounts payable and other accrued liabilities	$756,801	$632,169
Accrued rebates	440,527	441,771
Accrued interest	279,761	263,070
Notes payable-related parties	525,489	604,054
Notes payable - net of discount of $100,572	820,254	744,216
Total current liabilities	2,822,832	2,685,280
Other liabilities:
Liability for unissued common stock	5,000	5,000
Total Liabilities	2,827,832	2,690,280
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 150,000,000 shares authorized, 71,392,815 and 61,059,483 issued at May 31, 2012 and February 29, 2012	71,393	61,059
Additional paid-in capital	21,627,646	21,380,879
Accumulated deficit	(21,857,002)	(21,406,218)
Total stockholders’ equity	(157,963)	35,720
Total liabilities and stockholders’ equity	$2,669,869	$2,726,000

The accompanying notes are an integral part of these financial statements

THERABIOGEN, INC.

CONDENSED STATEMENT OF OPERATIONS

(unaudited)

	For the three months ended May 31,
	2012	2011
SALES - net	(1,241)	4,213
EXPENSES
Cost of goods sold	229	52,860
Marketing and sales	42,023	1,704,705
General and administrative	300,283	11,549,721
Total expenses	342,535	13,307,286
	(343,776)	(13,303,073)

OPERATING LOSS
Other income (expense):
Interest expense	(107,008)	(88,968)
Total other income (expense)	(107,008)	(88,968)
NET (LOSS)	$(450,784)	$(13,392,041)

Net loss per share- basic and diluted	$ (0.01)	$ (0.33)

Weighted average common shares outstanding
Basic and diluted	65,838,468	40,696,009

The accompanying notes are an integral part of these financial statements

THERABIOGEN, INC.

CONDENSED STATEMENT OF CASH FLOWS

(unaudited)

	Three months ended
	May 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(450,784)	$(13,392,041)
Adjustments to reconcile to net cash used by operating activities:
Amortization expense	23,302	23,301
Stock issued for services	-	2,174,961
Warrants and options issued for services	60,000	10,806,800
Amortization of debt discount	31,982	37,658
Changes in assets and liabilities:
Accounts receivable	1,304	22,349
Inventory	229	(62,757)
Deposits	(810)	35,231
Accrued Rebates	(1,244)	-
Accounts payable/Accrued Expenses	274,271	164,019
Accrued interest payable	16,691	22,067
Payroll Taxes Payable	-	(938)
Net cash used by operating activities	(45,059)	(169,350)

CASH FLOWS FROM INVESTING ACTIVITIES
Note and interest receivable	-	12,252
Advance to affiliate	-	-
Net cash provided by investing activities	-	12,252

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	83,000
Proceeds from notes payable	44,935	20,241
Proceeds from notes payable - related parties	-	53,896
Net cash provided by financing activities	44,935	157,137
Net increase in cash	(124)	39
Cash and cash equivalents, beginning of period	290	0
Cash and cash equivalents, end of period	$166	$39

SUPPLEMENTAL CASH FLOW INFORMATION
Noncash transactions:
Debt discount/deferred finance costs credited to equity	$-	$37,358
Issue shares to satisfy liability for shares	$-	$131,000
Conversion of debt to equity	$197,100	$20,000
Accounts payable capitalized into notes payable	$70,000	$-

The accompanying notes are an integral part of these financial statements

THERABIOGEN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Nature of Operations

TheraBiogen, Inc., formerly Kushi Resources, Inc., (the “Company”) was incorporated on October 3, 2005, under the laws of the State of Nevada.

In November, 2009, the Company entered into an Agreement and Plan of Merger with TheraBiogen, Inc., a Nevada corporation, which was incorporated in April 2000.  The merger closed on January 5, 2010, and as a result of the transaction, the Company changed its name to TheraBiogen, Inc.

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

We are a developer and manufacturer of over-the-counter homeopathic pharmaceutical products which aid in the relief of various symptoms and illnesses. We have products for which we licensed the formulation from a third party as described elsewhere in this document. We sell those products to the consumer through third parties. Our typical client is a pharmaceutical retail chain or a grocery retail chain. We advertise and promote our products to our ultimate consumer customer through our retail client or directly to the consumer. Our retail clients often requires in-store promotions, advertising and placement discounts and rebates for the consumer, all funded by us. In addition, we have advertised through radio, TV and online through social media channels.

The challenges of our business model include succeeding in getting the retailers to put our products on the shelves and then to encourage consumers to purchase those products from the retailers. We have succeeded in getting our products on the shelves at Walgreens, Rite-Aid, Hannaford Supermarkets, Discount Drug Mart, Big Y Supermarkets and Food Lion. The 2011-2012 cold and flu season was unusually mild, significantly diminishing the demand for our product. As a result, the sales we experienced in our retailer’s outlets were much lower than we expected and this has led to a change in our business strategy. Furthermore, as a result of the growth of Social Media and online marketing we are contemplating a modification of our strategy wherein we would focus our primary strategy on online direct-to-consumer marketing. In this modification to our Business Model, we would advertise through Social Media sites, invest in Search Engine Optimization (SEO) marketing to drive consumers to our website where they would be able to purchase our products directly from us. This strategy is expected to deliver enhanced sales and gross margins since we will be selling at retail, not wholesale.

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

These interim condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes for the period ended February 29, 2012 filed with the Securities and Exchange Commission on Form 10-K/A on July 18, 2011.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company recognizes revenue from product sales when the risks and rewards of ownership have transferred to the customer. Transfer of risks and rewards is considered to have occurred upon shipment of the finished product to retailers. Sales incentives, promotional allowances and returns are estimated and recognized as a reduction from revenue at the date of shipment based upon current agreements with customers and as the Company develops more revenues historical activity will also be utilized.  The allowance for sales incentives, promotional allowances and returns reflects our historical experience and will be reviewed regularly to ensure that it reflects potential chargebacks from customers. The allowance as of May 31, 2012 is based upon our experience through July 2011.  We review the need for a return provision at least quarterly and adjust the reserve amounts if actual chargebacks differ materially from our reserve percentage once established.

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

Concentrations

There is no concentration of risk in the volume of sales to certain customers as their sales volume exceeded 10% of the Company’s total revenues because sales were so low in the three months ended May 31, 2012.

Recently Issued Accounting Standards

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income, which eliminates the current option to present components of other comprehensive income as part of the statements of changes in stockholder’s equity and requires entities to present comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments do not change the components of other comprehensive income. The new disclosure requirements were effective for the three months ended May 31, 2012 and had no impact on the financial statements.

The Company continually assesses any new accounting pronouncements to determine their applicability to the Company.

NOTE 3 - LICENSE AGREEMENT

In September 2008, the Company acquired licensing rights to the THERA MAX® products for a cash payment of $150,000 and the issuance of 15,300,000 shares of common stock.  In July 31, 2009, the Company renegotiated the terms of the license agreement, extending the territory to the entire world and the term to 25 years from July 31, 2009, and also received a transfer of all trademark rights to the THERA MAX® name in exchange for $75,000. Amortization expense related to the license is charged to cost of sales in the accompanying statement of operations and amounted to approximately $23,000 for the three months ended May 31, 2012.

NOTE 4 - ACCOUNTS RECEIVABLE

Pursuant to an agreement dated July 25, 2011, the Company transfers some of its accounts receivable to a financial institution with full recourse.  The financial institution retains 15% of the proceeds from the receivable transfer as reserves, which are released to the Company as the receivables are collected.   Through an intercreditor agreement with the finance company providing the material acquisition and purchase order financing (see Note 6), the financial institution disburses funds for transferred receivables, less reserves and applicable fees, directly to the purchase order lender as long as there is an outstanding balance on that facility.  The maximum commitment under this facility is $1,000,000.  The facility bears interest at 3.75% over the Wall Street Journal Prime Rate and is secured by a first priority security interest in the personal property and fixtures of the Company There is no current balance due under this agreement.

NOTE 5 - DEFERRED TAX ASSETS

As of May 31, 2012, the Company had net operating loss (NOL) carry-forwards and deductible temporary differences available to offset future taxable income of approximately $21.8 million including approximately $104,000 from Kushi Resources, Inc. at date of merger. The utilization of the NOL carry-forwards and deductible temporary differences is dependent upon the tax laws in effect at the time they can be utilized. As of May 31, 2012, a full valuation allowance of $8.2 million has been recorded against the deferred tax assets due to the uncertainty surrounding their realization caused by the Company’s recurring losses.  The change in the valuation allowance during the three months ended May 31, 2012 was $170,000.  The NOL carry-forwards will expire from 2020 through 2032.

NOTE 6 - NOTES PAYABLE

The Company has entered into notes payable agreements with a related party to issue notes at par. The principal balance of the outstanding notes total $525,489 as of May 31, 2012 with interest due under the notes aggregating $221,829.  During the first quarter of 2013, the related party lender converted $117,100 of notes into common stock at values consistent with the timing of various conversions. On October 6, 2011, the lender signed a retroactive amendment to modify the due dates of all outstanding notes to the later of one year from the date of the agreement or the stated due date. This due date was amended to August 15, 2012. These debentures are also limited to a 9.9% of the issued and outstanding conversion limitation. These convertible notes are payable at maturity, bear interest at 12% per year and have a minimum conversion price of $0.10 per share until October 2012 at which time they revert to their original conversion price of $0.01.

In December 2010, the Company entered into a master materials acquisition and purchase order assignment agreement with a finance company under which the Company can request the finance company to acquire materials necessary to manufacture inventory in order to fulfill the Company’s orders from customers.  The finance company charges 5% of the material purchase order amount per month for each transaction, plus its expenses related to the transaction.  In October 2011 the material acquisition and purchase order assignment agreement was amended to provide a total of $1 million in purchase order and inventory financing and a line of credit of $250,000 for working capital.  The financing is secured by all assets of the Company and bears interest at 5% per month.  In consideration for making the amendment, the finance company received 2,558,535 shares of common stock valued at $127,927 and a non-dilutable warrant to purchase 3,017,170 shares of common stock at $0.05 per share valued at $120,686.  Additionally the Company has granted a sublicense to the finance company that allows it or its assignee to develop and implement a direct television marketing program for the Company’s products.  At May 31, 2012 there was $774,876 outstanding under this agreement including the recourse liability.

On April 20, 2012, the finance company with which we have a Master Materials Acquisition and Purchase Order Assignment Agreement required a Binding Term Sheet, as a condition to advancing an additional $20,000 in order to make a payment on the rebate account payable. The Term Sheet requires that we make certain payments to them to reduce the outstanding balances based on a percentage of funds received from equity or debt raises we accomplish and reduce the balance due amounts to $450,000 for the Master Materials Acquisition and Purchase Order Assignment Agreement and to reduce the Working Capital loan from its current principal balance of $250,000 within ninety days from the date of the Term Sheet. This agreement has been extended thirty days as noted in Note 8.

As of May 31, 2012, the Company is also obligated under outstanding promissory notes totaling $139,550 to unrelated parties. The notes bear interest at 6 to 10 percent per annum, with interest and principal payable at maturity.

On May 21, 2012 a qualified investor loaned the Company $6,400 on a short term note to be converted to a debenture or common stock on the same terms as the Company agrees to in its next debt financing.

NOTE 7 - COMMON STOCK, OPTIONS AND WARRANTS

During the three months ended May 31, 2012, the Company issued 5,333,000 shares of common stock in full payment of $80,000 of notes that had matured and converted $125,000 of accounts payable.

During the first quarter, a related party converted $117,100 of convertible debt into 5,000,000 shares of common stock at various prices consistent with the timing of the conversions.

During the quarter, the Company granted 2,000,000 five year options to its CEO with an exercise price of $.50. The fair value of the options on the date of the grant was $60,000 which was charged to general and administrative expense for the period.

The following table summarizes the warrants and options outstanding at May 31, 2012:

	Options and Warrants	Weighted Average Exercise Price

Outstanding at February 29, 2012	19,608,140	$ .62
Granted	2,000,000	$ .50
Cancelled/forfeited	-
Expired	-
Exercised	-	-
Outstanding at May 31, 2012	21,608,140	$ .61

NOTE 8 - SUBSEQUENT EVENTS

On July 12, 2012 and July 18, 2012 an investor loaned the Company a total of $15,000 on terms to be determined by our next debenture financing.

On July 12, 2012 a related party lender loaned the Company $2,760 on their standard debenture terms.

2,500,000 shares approved to be granted to DBI, LLC pursuant to a consulting agreement were issued on July 18, 2012.

On July 19, 2012 a related party lender agreed that the due date of debentures which had been extended to July 1, 2012 has now been extended to August 15, 2012.

On July 19, 2012 the financing company lending the Company under the Master Materials Acquisition and Purchase Order Assignment Agreement agreed that the  due date of the letter agreement of April 20, 2012, which was 90 days from the date of the agreement, is amended to August 20, 2012.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to those set forth under “Risk Factors” in our annual report on Form 10-K/A, filed with the SEC July 18, 2012.

OVERVIEW

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

On April 20, 2012, the finance company with whom we have a Master Materials Acquisition and Purchase Order Assignment Agreement, required a Binding Term Sheet, as a condition to advancing an additional $20,000 in order to make a payment on the Rebate account payable. The Term Sheet requires that we make certain payments to them to reduce the outstanding balances based on a percentage of funds received from equity or debt raises we accomplish and reduce the balance due amounts to $450,000 for the Master Materials Acquisition and Purchase Order Assignment Agreement and to reduce the Working Capital loan from its current principal balance of $250,000 within ninety days from the date of the Term Sheet. This agreement has been extended thirty days as noted in Note 8.

Some of our creditors have indicated they may turn over our accounts to a collection agency though no such notices have been received. The Debentures held by a related party were previously extended to July 1, 2012 and have been subsequently extended to August 15, 2012. The LeadDog debentures contain a provision wherein they are restricted to conversions that will not allow their holdings to exceed 9.9% of the issued and outstanding shares at any time. As part of the Agreement with the financing company, the related party lender agreed to limit the exercise price of its debentures to a floor of $0.10 until October 2012 with the exception of up to $158,000 of debt conversions allowed in March and April of 2012 with a conversion price at 75% of the then market price. The related party lender converted approximately five million shares on that basis.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate our as a going concern.  This basis of accounting contemplates our recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.  We have not as yet attained a level of operations which allows us to meet our current overhead, nor is there any assurance that such an operating level can ever be achieved. We are dependent upon obtaining additional financing adequate to fund our operations. While we have funded our initial operations with private placements and secured loans principally from related parties, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us.  The report of our auditors on our financial statements for the year ended February 29, 2012 includes a reference to going concern risks. Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things improvement in the economic climate.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Results of operations

Three months ended May 31, 2012 versus three months ended May 31, 2011

We generated sales during the three months ended May 31, 2012 of $(1,241).  Gross sales were approximately $756 reduced by rebates, discounts and marketing allowances of approximately $1,996 which then resulted in negative revenue due to the application of those rebates, discounts and marketing allowances.   Gross sales for the three months ending May 31, 2011 were approximately $4,799 and allowances were approximately $586 resulting in net sales of approximately $4,213. These low revenue numbers in the first quarter reflect a combination of the seasonality of our products, combined with our inability to adequately advertise our products due to the lack of cash. This lack of cash to advertise and ship product to our customers will continue until additional funding occurs.

Costs of goods sold for the three months ended May 31, 2012 were approximately $229 versus approximately $52,860 for the three months ended May 31, 2011.   The decrease in cost of goods over the prior year is a result of the decrease in sales.  We charge various charges, such as amortization of license and shipping charges to deliver product to our customers, against cost of goods.

Marketing and sales expenses for the three months ended May 31, 2012, were approximately $42,023 versus approximately $1,704,705 for the three months ended May 31, 2011.  The decrease in expense over the prior year is the result of a decrease of funds available to execute the marketing plan.  Due to our limited cash position we are unable to invest in marketing and sales at the levels necessary to properly promote our products until and unless we raise additional funding.

General and administrative expenses for the three months ended May 31, 2012 were approximately $300,284 compared to approximately $11,549,721 for the three months ended May 31, 2011.   The decrease in expense is the result of a decrease in funds available.  Due to our limited cash position we are unable to hire sufficient personnel to perform necessary general and administrative functions.

Interest expense for the three months ended May 31, 2012 was approximately $107,000 versus approximately $89,000 for the three months ended May 31, 2011. The interest expense increased primarily due to higher outstanding balances on the outstanding loan amounts with the inventory and purchases financing.

Liquidity and Capital Resources

As of May 31, 2012, we had a cash balance of approximately $166 and negative working capital of approximately $2,353,679.   Our primary sources of liquidity are sales of our products, a factoring arrangement for our accounts receivable, a financing arrangement to fund inventory and material purchases and debentures as we are able to secure them. We have not as yet attained a level of operations which allows us to meet our current overhead, nor is there any assurance that such an operating level can ever be achieved.  The report of our auditors on our financial statements for the year ended February 29, 2012, includes a reference to going concern risks. While we have funded our initial operations with private placements, and secured loans as well as entering into a financing arrangement, there can be no assurance that adequate financing will continue to be available and, if available, on terms that are favorable to us.  Our ability to continue as a going concern is also dependent on many events outside of our direct control, including, among other things, our ability to achieve our business goals and objectives, as well as improvement in the economic climate.

In October 2011 we amended a number of our financing and loan agreements to increase borrowing limits, extend maturities and convert certain notes into convertible debentures and stock. While these amendments provided additional funding last year, we require additional in order to continue operations and we continue our efforts to obtain such funding; however there are there are no assurances that any funding will be available. The failure to obtain funding could continue to have a material adverse effect on our ability to operate.

Cash Flows

Our cash on hand at May 31, 2012 and February 29, 2012 was approximately $166 and $290, respectively.

Operating cash flows:  Our operating source of cash was from our sales of THERA MAX® products.

Net cash used in operating activities for the three months ended May 31, 2012 was $(45,059) as compared to $(169,350) in the prior year period. The decrease in the cash used in operating activities in the current period was principally the result of an increase in accounts payable and other liabilities of approximately $110,000. In the prior year quarter, we also used a significant amount of non-cash compensation in the form of common stock, warrants and options in lieu of cash.

Investing cash flows:  Net cash provided by investing activities was $0.  No cash was provided or used by investing activities in the three months ended May 31, 2012.

Financing cash flows: Net cash provided by financing activities was $44,935 and $157,137 in 2012 and 2011, respectively. Further financing was provided by additional notes payable of $44,935 in 2012 and $157,137 in 2011.

OFF-BALANCE SHEET ARRANGEMENTS

As of May 31, 2012 we have no off-balance sheet arrangements.

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

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to our financial statements included in the Annual Report on Form 10-K/A for the year ended February 29, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

As of May 31, 2012, the Chief Executive Officer carried out an assessment, of the effectiveness of the design and operation of our disclosure controls and procedure and concluded that the Company’s disclosure controls and procedures were not effective as of May 31, 2012, because of the material weakness described below.

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

Changes in Internal Control over Financial Reporting

During the three months ended May 31, 2012 there were no changes in our system of internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the fiscal year ended February 29, 2012, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K/A are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended May 31, 2012, we converted $197,000 of notes payable into 10,333,333 shares of common stock.  All of these issuances were exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933 as amended as transactions not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On April 20, 2012, the finance company with which we have a Master Materials Acquisition and Purchase Order Assignment Agreement required a Binding Term Sheet, as a condition to advancing an additional $20,000 in order to make a payment on the rebate account payable. The Term Sheet requires that we make certain payments to them to reduce the outstanding balances based on a percentage of funds received from equity or debt raises we accomplish and reduce the balance due amounts to $450,000 for the Master Materials Acquisition and Purchase Order Assignment Agreement and to reduce the Working Capital loan from its current principal balance of $250,000 within ninety days from the date of the Term Sheet. This agreement has been extended thirty days as noted in Note 8.

ITEM 4. (Removed and Reserved)

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 23, 2012.

TheraBiogen, Inc.

By:	/s/ Kelly T. Hickel
Chief Executive Officer